Form 10-Q
period 1996-06-30
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1996-08-13
CIK 1008597

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

  (MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                        OR

     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 00028230

                             ---------------------

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         59-3283783
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)

             7380 SAND LAKE ROAD, SUITE 600, ORLANDO, FLORIDA 32819 (Address of principal executive office, including zip code)

                                 (407) 363-7827
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 8, 1996, there were 94,215,067 shares of the registrant's Common Stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                                     INDEX

Part I -- FINANCIAL INFORMATION
     Item 1.  Financial Statements......................................................    3
              Condensed Consolidated Balance Sheets -- June 30, 1996 and December 31,
                1995....................................................................    3
              Condensed Consolidated Statements of Operations -- Thirteen Weeks and
                Twenty-six Weeks ended June 30, 1996 and 1995...........................    4
              Condensed Consolidated Statements of Cash Flows -- Twenty-six Weeks ended
                June 30, 1996 and 1995..................................................    5
              Notes to Condensed Consolidated Financial Statements......................    6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................    7
Part II -- OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K..........................................   10
              Signature Page............................................................   11

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      STATED IN THOUSANDS OF U.S. DOLLARS



                                                                       JUNE 30,       DECEMBER 31,
                                                                         1996             1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents.........................................   $  62,890        $ 14,923
  Inventories.......................................................      12,870          12,769
  Prepaid expenses..................................................       6,242           3,701
  Other current assets..............................................      24,232          24,462
                                                                      -----------     ------------
          Total current assets......................................     106,234          55,855
Property and equipment, net.........................................     203,612         169,997
Investment in affiliated entities...................................       7,038           5,574
Other assets, net...................................................      29,800           8,759
                                                                      -----------     ------------
                                                                       $ 346,684        $240,185
                                                                      ===========     ============
                     LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........................   $  39,856        $ 39,619
  Notes payable -- current..........................................          30             708
                                                                      -----------     ------------
          Total current liabilities.................................      39,886          40,327
Deferred rentals....................................................       9,033           6,502
Notes payable.......................................................       1,068          51,995
Notes payable to shareholders.......................................          --          70,750
Deferred credits....................................................      20,306          17,000
                                                                      -----------     ------------
          Total liabilities.........................................      70,293         186,574
Minority interests..................................................          --          10,466
                                                                      -----------     ------------
Redeemable warrants.................................................          --          15,000
                                                                      -----------     ------------
Shareholders' equity:
  Common stock -- Class A...........................................         942             801
  Common stock -- Class B...........................................         115              --
  Capital in excess of par value....................................     251,603           7,807
  Deferred compensation.............................................        (647)           (770)
  Retained earnings.................................................      24,798          20,727
  Cumulative currency translation adjustment........................        (420)           (420)
                                                                      -----------     ------------
          Total shareholders' equity................................     276,391          28,145
                                                                      -----------     ------------
                                                                       $ 346,684        $240,185
                                                                      ===========     ============

   The accompanying notes are an integral part of these financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

         STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                         THIRTEEN WEEKS         TWENTY-SIX WEEKS
                                                              ENDED                   ENDED
                                                       -------------------     -------------------
                                                       JUNE 30,   JUNE 30,     JUNE 30,   JUNE 30,
                                                         1996       1995         1996       1995
                                                       --------   --------     --------   --------
Revenues.............................................  $ 85,366   $ 65,784     $162,391   $117,549
Costs and expenses:
  Cost of sales......................................    21,907     18,145       42,613     33,126
  Operating expenses.................................    34,680     26,556       69,848     48,840
  General and administrative expenses................     4,336      3,652        9,291      7,928
  Depreciation and amortization......................     7,021      5,372       13,895     10,096
  Equity in unconsolidated affiliates................      (657)       (30)      (1,405)       (40)
                                                       --------   --------     --------   --------
                                                         67,287     53,695      134,242     99,950
Income from operations...............................    18,079     12,089       28,149     17,599
Other expenses:
  Interest expense, net..............................       260      1,610        4,291      3,131
  Minority interests.................................       272      1,281        1,036      1,746
                                                       --------   --------     --------   --------
Income before income taxes...........................    17,547      9,198       22,822     12,722
Provision for income taxes...........................     6,405         --        8,330         --
                                                       --------   --------     --------   --------
Income before extraordinary item.....................    11,142      9,198       14,492     12,722
Extraordinary item, net..............................    10,421         --       10,421         --
                                                       --------   --------     --------   --------
Net income...........................................  $    721   $  9,198     $  4,071   $ 12,722
                                                       ========    =======     ========   ========
Earnings per share:
  Income before extraordinary item...................  $    .11   $    .11     $    .15   $    .15
                                                       ========    =======     ========   ========
  Net income.........................................  $    .01   $    .11     $    .04   $    .15
                                                       ========    =======     ========   ========
  Weighted average shares outstanding................   105,258     86,814       96,034     86,814
                                                       ========    =======     ========   ========
Supplemental pro forma earnings per share:
  Earnings per share before extraordinary item.......  $    .11                $    .17
                                                       ========                ========
  Earnings per share -- net income...................  $    .01                $    .07
                                                       ========                ========
  Weighted average shares outstanding................   107,239                 101,532
                                                       ========                ========

   The accompanying notes are an integral part of these financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                                            TWENTY-SIX WEEKS
                                                                                  ENDED
                                                                           -------------------
                                                                           JUNE 30,   JUNE 30,
                                                                             1996       1995
                                                                           --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................  $ 30,927   $ 13,280
                                                                           --------   --------
  Cash flows from investing activities:
     Additions to property and equipment.................................   (39,081)   (30,647)
     Other...............................................................      (321)        --
                                                                           --------   --------
NET CASH USED IN INVESTING ACTIVITIES....................................   (39,402)   (30,647)
                                                                           --------   --------
  Cash flows from financing activities:
     Change in restricted cash and investments...........................        69      2,859
     Distributions to minority interests.................................      (271)      (608)
     Deferred financing costs............................................      (162)        --
     Proceeds from issuance of common stock..............................   209,128         --
     IPO costs and financing costs.......................................   (16,217)        --
     Proceeds from notes and advances from shareholders..................        --     20,000
     Repayment of shareholder notes payable..............................   (70,750)        --
     Repayment of notes payable..........................................   (65,355)      (561)
                                                                           --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES................................    56,442     21,690
                                                                           --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS................................    47,967      4,323
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................    14,923      5,024
                                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $ 62,890   $  9,347
                                                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Planet Hollywood International, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

     The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the April 18, 1996 Form S-1. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

2. STOCK OFFERING AND EXTRAORDINARY CHARGE

     In April 1996, the Company completed an initial public offering of 12,406,452 shares of common stock at an offering price of $18.00 per share, including 1,618,233 shares from the exercise of the Underwriters' over allotment option. The Company received net proceeds of approximately $196.6 million after the payment of approximately $12.5 million in related underwriting discount and offering costs.

     The Company incurred a one-time extraordinary charge of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of the Senior Subordinated Notes.

3. EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares outstanding during the period increased by common equivalent shares (stock options) determined using the treasury stock method.

     Supplemental pro forma earnings per share gives effect to the repayment of certain indebtedness by application of a portion of the net proceeds from the initial public offering, as if the prepayment had occurred at the beginning of the fiscal year.

4. ACQUISITIONS

     The Company acquired the remaining minority interests in All Star Cafe, Inc. and PH London and the minority interests in the Company's subsidiaries that operate Planet Hollywood units in Maui, Washington D.C. and New York. These acquisitions were accounted for using the purchase method of accounting.

     The following unaudited pro forma information has been prepared assuming that these acquisitions took place at the beginning of fiscal 1996. The unaudited pro forma financial information does not purport to be indicative of the results of operations had the transaction been effected on the assumed dates, nor to project results for any future period:

                                                             THIRTEEN WEEKS    TWENTY-SIX WEEKS
                                                                  ENDED             ENDED
                                                              JUNE 30, 1996     JUNE 30, 1996
                                                             ---------------   ----------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                       SHARE AMOUNTS)
     Revenues..............................................      $85,366           $162,391
     Income before extraordinary item......................       11,268             14,911
     Net income............................................          847              4,490
     Earnings per share before extraordinary item..........      $   .10           $    .14
     Earnings per share -- net income......................      $   .01           $    .04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Three months ended June 30, 1996 compared to three months ended June 30, 1995

     Revenues. Total revenues increased 29.8% from $65.8 million for the three months ended June 30, 1995 to $85.4 million for the three months ended June 30, 1996.

     Direct revenues increased 29.0% from $63.6 million for the three months ended June 30, 1995 to $82.1 million for the three months ended June 30, 1996, due primarily to the opening of nine Company-owned units after the second quarter of fiscal 1995 with three units opening in the three months ended June 30, 1996, which was partially offset by the sale of the Planet Hollywood unit in Cancun in fiscal 1995. Direct revenues on a same unit basis (9 units) decreased 3.5% from $26.6 million for the three months ended June 30, 1995 to $25.7 million for the three months ended June 30, 1996. As a percentage of Direct Revenues, merchandise sales for all Company-owned units decreased from 40.1% for the three months ended June 30, 1995 to 37.4% for the three months ended June 30, 1996. Franchise fees were $2.0 million for each of the periods ending June
30. Royalties increased from $0.2 million for the three months ended June 30, 1995 to $1.3 million for the three months ended June 30, 1996, due primarily to the opening of the Official All Star Cafe in Cancun in the first quarter of 1996, the opening of four franchised Planet Hollywood units after the second quarter of fiscal 1995 and the sale of the Planet Hollywood unit in Cancun to a franchisee in fiscal 1995.

     Costs and expenses. Food and beverage costs decreased from 23.9% of food and beverage revenues for the three months ended June 30, 1995 to 22.5% for the three months ended June 30, 1996, primarily as a result of improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs decreased from 35.4% of merchandise revenues for the three months ended June 30, 1995 to 33.8% for the three months ended June 30, 1996 primarily as a result of improved buying power and favorable negotiation with suppliers. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 41.7% of Direct Revenues for the three months ended June 30, 1995 to 42.2% for the three months ended June 30, 1996, primarily due to the effect of the opening of Company-owned units in Europe since the second quarter of 1995 and the lower operating costs of the Planet Hollywood unit in Cancun included in the second quarter of 1995.

     General and administrative expenses increased from $3.7 million for the three months ended June 30, 1995 to $4.3 million for the three months ended June 30, 1996, due primarily to the continued development of the Official All Star Cafe corporate infrastructure. As a percent of total revenues, general and administrative expenses decreased from 5.6% for the three months ended June 30, 1995 to 5.1% for the three months ended June 30, 1996, as a result of the larger number of units in operation during the second quarter of fiscal 1996. Depreciation and amortization increased 30.7% from $5.4 million for the three months ended June 30, 1995 to $7.0 million for the three months ended June 30, 1996, due primarily to the larger number of units in operation during the second quarter of fiscal 1996. As a percent of total revenues, depreciation and amortization costs remained 8.2% for the three months ended June 30, 1995 and 1996. Equity in income of unconsolidated affiliates increased from $30,000 for the three months ended June 30, 1995 to $657,000 for the three months ended June 30, 1996, which was attributable to the Company's minority investment in ECE acquired in the 3rd quarter of fiscal 1995.

     Interest expense, net. Net interest expense decreased from $1.6 million for the three months ended June 30, 1995 to $0.3 million for the three months ended June 30, 1996, as a result of repayment of Company debt in the three months ended June 30, 1996 with the proceeds from the IPO.

     Other. Minority interests decreased from $1.3 million for the three months ended June 30, 1995 to $0.3 million for the three months ended June 30, 1996, due to the acquisition by the Company of all minority interests in the three months ended June 30, 1996.

     Provision for income taxes. The provision for income taxes was $6.4 million for the three months ended June 30, 1996. For the three months ended June 30, 1995, the Company had no provision for income taxes due to a reversal of a portion of the Company's deferred tax valuation allowance.

     Extraordinary item, net. The Company incurred an extraordinary charge in the second quarter of 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

  Six months ended June 30, 1996 compared to six months ended June 30, 1995

     Revenues. Total revenues increased 38.1% from $117.5 million for the six months ended June 30, 1995 to $162.4 million for the six months ended June 30, 1996.

     Direct revenues increased 36.5% from $115.2 million for the six months ended June 30, 1995 to $157.3 million for the six months ended June 30, 1996, due primarily to the opening of nine Company-owned units after the second quarter of fiscal 1995 with five units opening in the six months ended June 30, 1996, which was partially offset by the sale of the Planet Hollywood unit in Cancun in fiscal 1995. Direct revenues on a same unit basis (9 units) decreased 4.0% from $50.7 million for the six months ended June 30, 1995 to $48.7 million for the six months ended June 30, 1996. As a percentage of Direct Revenues, merchandise sales for all Company-owned units decreased from 39.9% for the six months ended June 30, 1995 to 36.9% for the six months ended June 30, 1996. Franchise fees were $3.0 million for the six months ended June 30, 1996, as compared to $2.0 million in 1995. Royalties increased from $0.3 million for the six months ended June 30, 1995 to $2.1 million for the six months ended June 30, 1996, due primarily to the opening of the Official All Star Cafe in Cancun in the first quarter of 1996, the opening of four franchised Planet Hollywood units after the second quarter of fiscal 1995 and the sale of the Planet Hollywood unit in Cancun to a franchisee in fiscal 1995.

     Costs and expenses. Food and beverage costs decreased from 24.0% of food and beverage revenues for the six months ended June 30, 1995 to 22.7% for the six months ended June 30, 1996, primarily as a result of improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs decreased from 35.9% of merchandise revenues for the six months ended June 30, 1995 to 34.6% for the six months ended June 30, 1996 primarily as a result of improved buying power and favorable negotiation with suppliers. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 42.4% of Direct Revenues for the six months ended June 30, 1995 to 44.4% for the six months ended June 30, 1996, primarily due to the effect of the opening of Company-owned units in Europe since the second quarter of 1995 and the lower operating costs of the Planet Hollywood unit in Cancun included in the second quarter of 1995.

     General and administrative expenses increased from $7.9 million for the six months ended June 30, 1995 to $9.3 million for the six months ended June 30, 1996, due primarily to the continued development of the Official All Star Cafe corporate infrastructure. As a percent of total revenues, general and administrative expenses decreased from 6.7% for the six months ended June 30, 1995 to 5.7% for the six months ended June 30, 1996, as a result of the larger number of units in operation during the second quarter of fiscal 1996. Depreciation and amortization increased 37.6% from $10.1 million for the six months ended June 30, 1995 to $13.9 million for the six months ended June 30, 1996, due primarily to the larger number of units in operation during the second quarter of fiscal 1996. As a percent of total revenues, depreciation and amortization costs remained 8.6% for the six months ended June 30, 1995 and 1996. Equity in income of unconsolidated affiliates increased from $40,000 for the six months ended June 30, 1995 to $1.4 million for the six months ended June 30, 1996, which was attributable to the Company's minority investment in ECE acquired in the 3rd quarter of fiscal 1995.

     Interest expense, net. Net interest expense increased from $3.1 million for the six months ended June 30, 1995 to $4.3 million for the six months ended June 30, 1996, due primarily to first quarter of 1996 interest charges associated with the Senior Subordinated Notes (issued in August 1995). These Notes, along with essentially all Company debt, were repaid in April 1996 with the proceeds from the IPO.

     Other. Minority interests decreased from $1.7 million for the six months ended June 30, 1995 to $1.0 million for the six months ended June 30, 1996, due to the acquisition by the Company of all minority interests in the second quarter of 1996.

     Provision for Income Taxes. The provision for income taxes was $8.3 million for the six months ended June 30, 1996. For the six months ended June 30, 1995, the Company had no provision for income taxes due to a reversal of a portion of the Company's deferred tax valuation allowance.

     Extraordinary item, net. The Company incurred an extraordinary charge in the second quarter of 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended June 30, 1996, the Company completed an initial public offering and received approximately $197.0 million in net proceeds. The Company used a portion of these proceeds to pay certain indebtedness of approximately $66.0 million of notes payable to an affiliate of a director of the Company, $60.0 million of Senior Subordinated Notes held by institutional investors and notes payable totaling $4.5 million to the President and Chairman of the Company. The remaining of such net proceeds will be used for general corporate purposes, including the development and construction of new units during 1996.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:
            Exhibit 27 Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K
            No report on Form 8-K was filed during the period covered by this report

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exhange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLANET HOLLYWOOD INTERNATIONAL, INC.
                                                      (Registrant)

Date: August 12, 1996                    By: /s/  ROBERT EARL
                                         -----------------------------------------
                                             Robert Earl
                                             President and Chief Executive Officer

Date: August 12, 1996                    By: /s/  THOMAS AVALLONE
                                         -----------------------------------------
                                             Thomas Avallone
                                             Chief Financial Officer