Form 10-Q
period 1996-09-29
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1996-11-13
CIK 1008597

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            --------------------

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1996

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number 00028230

                            --------------------

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

                 YES   X                                       NO
                     -----                                         -----

As of November 11, 1996, there were 95,972,565 shares of the registrant's Common Stock outstanding.


================================================================================

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                                     INDEX



Part I       FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets -
                     September 29, 1996 and December 31, 1995

                     Condensed Consolidated Statements of Operations -
                     Thirteen Weeks and Thirty-Nine Weeks ended September 29,
                     1996 and October 1, 1995

                     Condensed Consolidated Statements of Cash Flows -
                     Thirty-Nine Weeks ended September 29, 1996 and
                     October 1, 1995

                     Notes to Condensed Consolidated Financial Statements

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Part II      OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K

                     Signature Page


                         Part I - Financial Information

Item 1.    Financial Statements


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      Stated in thousands of U.S. Dollars

                                                                  September 29,                    December 31,
                                                                      1996                            1995
                                                                  --------------                   --------------
                                                                   (Unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents                                         $ 63,342                         $ 14,923
   Accounts receivable                                                 13,329                            7,093
   Inventories                                                         15,431                           12,769
   Prepaid expenses                                                     7,996                            3,701
   Other current assets                                                15,781                           17,369
                                                                     --------                         --------
          Total current assets                                        115,879                           55,855


Property and equipment, net                                           222,404                          169,997
Investment in affiliated entities                                       8,683                            5,574
Other assets, net                                                      28,927                            8,759
                                                                     --------                         --------
                                                                     $375,893                         $240,185
                                                                     ========                         ========

                      LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                          $ 45,098                         $ 39,619
   Notes payable - current                                                173                              708
                                                                     --------                         --------
          Total current liabilities                                    45,271                           40,327

Deferred rentals                                                       10,041                            6,502
Notes payable  and other                                                4,323                           51,995
Notes payable to shareholders                                               -                           70,750
Deferred credits                                                       19,800                           17,000
                                                                     --------                         --------
          Total liabilities                                            79,435                          186,574
                                                                     --------                         --------
Minority interests                                                          -                           10,466
                                                                     --------                         --------
Redeemable warrants                                                         -                           15,000
                                                                     --------                         --------
Shareholders' equity:
   Common stock - Class A                                                 942                              801
   Common stock - Class B                                                 115                                -
   Capital in excess of par value                                     252,106                            7,807
   Deferred compensation                                                 (586)                            (770)
   Retained earnings                                                   44,228                           20,727
   Cumulative currency translation adjustment                            (347)                            (420)
                                                                     --------                         --------

      Total shareholders' equity                                      296,458                           28,145
                                                                     --------                         --------
                                                                     $375,893                         $240,185
                                                                     ========                         ========


   The accompanying notes are an integral part of these financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

         Stated in thousands of U.S. Dollars, except per share amounts

                                                               Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                             ------------------------       ------------------------
                                                             Sept. 29,        Oct. 1,       Sept. 29,        Oct. 1,
                                                              1996             1995           1996            1995
                                                             ------------------------       ------------------------
Revenues                                                     $111,840         $78,060        $274,231        $195,609

Costs and expenses:
     Cost of sales                                             27,705          22,155          70,318          55,281
     Operating expenses                                        44,492          32,755         114,340          81,595
     General and administrative expenses                        4,555           5,861          13,846          13,789
     Depreciation and amortization                              6,875           5,444          20,770          15,539
     Equity in unconsolidated affiliates                       (1,603)           (526)         (3,008)           (566)
                                                             ------------------------        ------------------------
                                                               82,024          65,689         216,266         165,638

Income from operations                                         29,816          12,371          57,965          29,971

Other expenses:
     Interest, net                                               (783)          3,606           3,508           6,737
     Gain on sale of subsidiary interests                           -            (611)              -            (611)
     Minority interests                                             -           1,128           1,037           2,874
                                                             ------------------------        ------------------------

Income before income taxes                                     30,599           8,248          53,420          20,971

Provision for income taxes                                     11,169             495          19,498             495
                                                             ------------------------        ------------------------

Income before extraordinary item                               19,430           7,753          33,922          20,476

Extraordinary item, net (A)                                         -               -          10,421               -
                                                             ------------------------        ------------------------

Net income                                                    $19,430          $7,753         $23,501         $20,476
                                                             ========================        ========================

Earnings per share:
     Income before extraordinary item                           $0.18           $0.09           $0.34           $0.24
                                                             ========================        ========================
     Net income                                                 $0.18           $0.09           $0.23           $0.24
                                                             ========================        ========================
Weighted average shares outstanding                           110,317          86,814         100,625          86,814
                                                             ========================        ========================

Supplemental pro forma earnings per share:
     Earnings per share before extraordinary item                                               $0.35
                                                                                             ========
     Earnings per share -- net income                                                           $0.25
                                                                                             ========
Weighted average shares outstanding                                                           104,460
                                                                                             ========


   The accompanying notes are an integral part of these financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                      Stated in thousands of U.S. Dollars

                                                                          Thirty-nine Weeks Ended
                                                                         --------------------------
                                                                         Sept. 29,          Oct. 1,
                                                                           1996               1995
                                                                         -----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 47,878          $ 26,555

     Cash flows from investing activities:
         Additions to property and equipment                             (56,647)          (59,914)
         Proceeds from sale of transportation equipment                     -                6,450
         Investment in affiliated entities                                  -               (2,973)
         Proceeds from sale of subsidiary interest                          -                  900
         Other                                                              (417)             (182)
                                                                       ---------          --------
NET CASH USED IN INVESTING ACTIVITIES                                    (57,064)          (55,719)
                                                                       ---------          --------
     Cash flows from financing activities:
         Change in restricted cash and investments                           610            (4,436)
         Proceeds from issuance of senior subordinated notes                -               60,000
         Distributions to minority interests                                (271)           (1,950)
         Deferred financing costs                                           -               (3,750)
         Proceeds from issuance of common stock                          196,581                -
         IPO costs and financing costs capitalized                        (3,810)               -
         Proceeds from notes and advances from shareholders                  639            20,000
         Proceeds from issuance of notes                                    -                  839
         Repayment of shareholder notes payable                          (70,750)          (15,611)
         Repayment of notes payable                                      (65,394)           (8,944)
                                                                       ---------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 57,605            46,148
                                                                       ---------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 48,419            16,984

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          14,923             5,024
                                                                       ---------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  63,342          $ 22,008
                                                                       =========          ========



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

         The following unaudited pro forma information has been prepared assuming that these acquisitions took place at the beginning of fiscal 1996. The unaudited pro forma financial information does not purport to be indicative of the results of operations had the transaction been effected on the assumed dates, nor to project results for any future period:


                                                            (dollars in thousands, except per share amounts)
                                                             Thirteen Weeks             Thirty-nine Weeks
                                                                 Ended                       Ended
                                                            September 29, 1996          September 29, 1996
                                                          ---------------------      ------------------------
         Revenues                                                 $111,840                    $274,231
         Income before extraordinary item                           19,430                      34,342
         Net income                                                 19,430                      23,921
         Earnings per share before extraordinary item             $   0.18                    $   0.32
         Earnings per share - net income                          $   0.18                    $   0.22


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended September 29, 1996 compared to three months ended October 1, 1995

         Revenues. Total revenues increased 43.3% from $78.0 million for the three months ended October 1, 1995 to $111.8 million for the three months ended September 29, 1996.

         Direct revenues increased 32.5% from $77.6 million for the three months ended October 1, 1995 to $102.8 million for the three months ended September 29, 1996, due primarily to the opening of nine Company-owned units after the third quarter of fiscal 1995 with two units opening in the three months ended September 29, 1996. Direct revenues on a same unit basis (14 units) increased 1.4% from $54.0 million for the three months ended October 1, 1995 to $54.7 million for the three months ended September 29, 1996. As a percentage of Direct Revenues, merchandise sales for all Company-owned units decreased from 39.5% for the three months ended October 1, 1995 to 37.9% for the three months ended September 29, 1996 due primarily to the European expansion since the third quarter of 1995. Franchise fees were zero for the three months ended October 1, 1995 and $7.7 million for the period ending September 29, 1996. Royalties increased from $0.5 million for the three months ended October 1, 1995 to $1.4 million for the three months ended September 29, 1996, due primarily to the opening of the Official All Star Cafe in Cancun in the first quarter of 1996 and the opening of eight franchised Planet Hollywood units after the third quarter of fiscal 1995.

         Costs and expenses. Food and beverage costs decreased from 23.7% of food and beverage revenues for the three months ended October 1, 1995 to 22.8% for the three months ended September 29, 1996, primarily as a result of improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs decreased from 35.9% of merchandise revenues for the three months ended October 1, 1995 to 33.7% for the three months ended October 1, 1996 primarily as a result of improved buying power and favorable negotiation with suppliers. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 42.2% of Direct Revenues for the three months ended October 1, 1995 to 43.3% for the three months ended September 29, 1996, primarily due to the effect of the opening of Company-owned units in Europe, which generally have higher operating costs, since the third quarter of 1995.

         General and administrative expenses decreased from $5.9 million for the three months ended October 1, 1995 to $4.6 million for the three months ended September 29, 1996, due primarily to substantial legal fees in connection with a lawsuit settled in the third quarter of 1995. As a percent of total revenues, general and administrative expenses decreased from 7.5% for the three months ended October 1, 1995 to 4.1% for the three months ended September 29, 1996, as a result of the larger number of units in operation during the third quarter of fiscal 1996. Depreciation and amortization increased 26.3% from $5.4 million for the three months ended October 1, 1995 to $6.9 million for the three months ended September 29, 1996, due primarily to the larger number of units in operation during the third quarter of fiscal 1996. As a percent of total revenues, depreciation and amortization costs were 7.0% for the three months ended October 1, 1995 and 6.1% for the three months ended September 29, 1996. Equity in income of unconsolidated affiliates increased from $0.5 million for the three months ended

October 1, 1995 to $1.6 million for the three months ended September 29, 1996, which was attributable to various unit openings by the Company's minority investments in ECE and PH Asia.

         Interest, net. Net interest decreased from $3.6 million of net interest expense for the three months ended October 1, 1995 to net interest income of $0.8 million for the three months ended September 29, 1996. As a result of repayment of Company debt in the second quarter of 1996 with the proceeds from the IPO, the Company realized net interest income by investing the excess cash on hand.

         Other.   Minority interests decreased from $1.1 million for the three months ended October 1, 1995 to zero for the three months ended September 29, 1996, due to the acquisition by the Company of all minority interests in the second quarter of 1996. In the third quarter of 1995, the Company realized a $0.6 million gain on the sale of a portion of its interest in the entity that owned the Washington D.C. Planet Hollywood unit.

         Provision for Income Taxes. The provision for income taxes was $11.2 million for the three months ended September 29, 1996. For the three months ended October 1, 1995, the Company recorded a provision for income taxes of only $0.5 million due to a reversal of a portion of the Company's deferred tax valuation allowance.


Nine months ended September 29, 1996 compared to nine months ended October 1,
1995

         Revenues. Total revenues increased 40.2% from $195.6 million for the nine months ended October 1, 1995 to $274.2 million for the nine months ended September 29, 1996.

         Direct revenues increased 34.9% from $192.8 million for the nine months ended October 1, 1995 to $260.1 million for the nine months ended September 29, 1996, due primarily to the opening of nine Company-owned units after the third quarter of fiscal 1995, which was partially offset by the sale of the Planet Hollywood unit in Cancun in fiscal 1995. Direct revenues on a same unit basis (9 units) decreased 2.8% from $79.0 million for the nine months ended October 1, 1995 to $76.7 million for the nine months ended September 29, 1996. As a percentage of Direct Revenues, merchandise sales for all Company-owned units decreased from 39.7% for the nine months ended October 1, 1995 to 37.3% for the nine months ended September 29, 1996. Franchise fees were $10.7 million for the nine months ended September 29, 1996, as compared to $2.0 million in 1995. Royalties increased from $0.8 million for the nine months ended October 1, 1995 to $3.5 million for the nine months ended September 29, 1996, due primarily to the opening of the Official All Star Cafe in Cancun in the first quarter of 1996, the opening of eight franchised Planet Hollywood units after the third quarter of fiscal 1995 and the sale of the Planet Hollywood unit in Cancun to a franchisee in fiscal 1995.

         Costs and expenses. Food and beverage costs decreased from 23.9% of food and beverage revenues for the nine months ended October 1, 1995 to 22.7% for the nine months ended September 29, 1996, primarily as a result of improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs decreased from 35.9% of merchandise revenues for the nine months ended October 1, 1995 to 34.3% for the nine months ended September 29, 1996 primarily as a result of improved buying power and favorable negotiation with suppliers. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 42.3% of Direct Revenues for the nine months ended October 1, 1995 to 44.0% for the nine months ended September 29, 1996, primarily due to the effect of the opening of Company-owned units in Europe, which generally have higher operating costs, since the third quarter of 1995 and the lower operating costs of the Planet Hollywood unit in Cancun included in the first and second quarters of 1995.

         General and administrative expenses remained flat at $13.8 million for the nine months ended October 1, 1995 and for the nine months ended September 29, 1996, due primarily to cost-cutting efforts. As a percent of total revenues, general and administrative expenses decreased from 7.0% for the nine months ended October 1, 1995 to 5.0% for the nine months ended September 29, 1996, as a result of the larger number of units in operation during the nine months ended September 29, 1996. Depreciation and amortization increased 33.7% from $15.5 million for the nine months ended October 1, 1995 to $20.8 million for the nine months ended September 29, 1996, due primarily to the larger number of units in operation during the nine months ended September 29, 1996. As a percent of total revenues, depreciation and amortization costs were 7.9% for the nine months ended October 1, 1995 and were 7.6% for the nine months ended September 29, 1996. Equity in income of unconsolidated affiliates increased from $0.6 million for the nine months ended October 1, 1995 to $3.0 million for the nine months ended September 29, 1996, which was attributable to the various unit openings by the Company's minority investments in ECE and PH Asia.

         Interest expense, net. Net interest expense decreased from $6.7 million for the nine months ended October 1, 1995 to $3.5 million for the nine months ended September 29, 1996, as a result of repayment of Company debt in the second quarter of 1996 with the proceeds from the IPO.

         Other. Minority interests decreased from $2.9 million for the nine months ended October 1, 1995 to $1.0 million for the nine months ended September 29, 1996, due to the acquisition by the Company of all minority interests in the second quarter of 1996. In the third quarter of 1995, the Company realized a $0.6 million gain on the sale of a portion of its interest in the entity that owned the Washington D.C. Planet Hollywood unit.

         Provision for Income Taxes. The provision for income taxes was $19.5 million for the nine months ended September 29, 1996. For the nine months ended October 1, 1995, the Company recorded a provision for income taxes of only $0.5 million due to a reversal of a portion of the Company's deferred tax valuation allowance.

         Extraordinary item, net.   The Company incurred an extraordinary
charge in the second quarter of 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

LIQUIDITY AND CAPITAL RESOURCES.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (A)      Exhibits:
                          Exhibit 27 Financial Data Schedule (FOR SEC USE ONLY)

                 (B)      Reports on Form 8-K
                          No report on Form 8-K was filed during the period covered by this report

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLANET HOLLYWOOD INTERNATIONAL, INC.
                                                  (Registrant)


Date: November 12, 1996                 By:   /s/     ROBERT EARL
                                            ----------------------------------
                                             Robert Earl
                                             President and Chief Executive
                                             Officer



Date: November 12, 1996                 By:   /s/     THOMAS AVALLONE
                                            ----------------------------------
                                             Thomas Avallone
                                             Chief Financial Officer