Form 10-K
period 1996-12-29
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1997-03-28
CIK 1008597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 00028230
                             ---------------------
                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                   DELAWARE                                      59-3283783
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

                              7380 SAND LAKE ROAD
                                   SUITE 600
                             ORLANDO, FLORIDA 32819
          (Address of principal executive office, including zip code)

                                 (407) 363-7827
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
    Class A Common Stock, $0.01 par value                  NASDAQ National Market

          Securities registered pursuant to Section 12(g) of the Act:
                                (TITLE OF CLASS)

                                      None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $18 3/4 per share as reported on the NASDAQ National Market System on March 24, 1997 is $512,677,000.
     As of March 3, 1997, there were 95,972,563 shares of Class A Common Stock and 11,600,315 shares of Class B Common Stock outstanding.
     The Registrant's Definitive Proxy Statement to be filed in connection with the Registrant's annual stockholders meeting to be held on May 16, 1997, is incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Planet Hollywood International, Inc., a Delaware corporation (the "Company"), is a creator and worldwide developer of consumer brands, most notably Planet Hollywood, that capitalize on the universal appeal of movies, sports and other entertainment-based themes. To date, the Company has promoted its brands primarily through the operation of theme restaurants, which provide a unique dining and entertainment experience in a high-energy environment, and their integrated retail stores, which offer a broad selection of premium-quality merchandise displaying the Company's logos. Since the Company commenced operations in October 1991, the Planet Hollywood name and distinctive logo design have become among the most widely-recognized trademarks in the world and the Planet Hollywood concept has grown to 39 Company-owned and 22 franchised units located in 23 countries throughout North America, Europe and Asia as of March 1, 1997. In fiscal 1996, the Company had total revenues of approximately $373.4 million and net income of approximately $37.7 million.

     In addition to Planet Hollywood, the Company has recently created and is continuing to develop such consumer brand concepts as Official All Star Cafe, a sports-themed restaurant-merchandise store, and Marvel Mania, a comic book-themed restaurant-merchandise store. The first Official All Star Cafe opened in New York City in December 1995 and, as of March 1, 1997, had five units operating. The first Marvel Mania unit is expected to open in summer of 1997 at the Universal Studios theme park in Los Angeles.

     A distinguishing feature of the Company's Planet Hollywood operations is the active involvement of some of the world's most famous movie stars, including Arnold Schwarzenegger, Sylvester Stallone, Bruce Willis, Demi Moore and Whoopi Goldberg, all of whom are stockholders of the Company. These celebrities and others frequently attend the grand openings of new Planet Hollywood units as well as other special events at the units, thereby generating significant media attention and publicity for the Planet Hollywood units. The motion picture community frequently uses the units as sites for well-publicized movie promotions and other celebrity-sponsored events. The Company has extended its celebrity-ownership feature to its Official All Star Cafe concept, which benefits from the active involvement and promotional support of such famous sports stars as Andre Agassi, Wayne Gretzky, Ken Griffey, Jr., Joe Montana, Shaquille O'Neal, Monica Seles and Tiger Woods, all of whom are stockholders of the Company.

     The Company's objectives are to enhance and expand the applications of its existing brands and to create, develop and promote new brands both within and outside the theme restaurant industry. Its primary strategy in pursuing these objectives is to increase the number and geographic diversity of its units to generate even greater consumer enthusiasm for its existing brands. The Company believes there are significant opportunities for additional Plant Hollywood units, particularly in international tourist markets where the recognition of U.S. brands and the appeal of filmed entertainment are high. Similarly, the Company regards most North American cities with major sports franchises as attractive potential locations for Official All Star Cafe units and intends to capitalize on the worldwide popularity of sports through the development of Official All Star Cafe units abroad with the support of local as well as international sports personalities. In addition, the Company intends to seek joint venture and licensing arrangements that will capitalize on the public awareness and cachet of its brands through a variety of entertainment and leisure time vehicles. The Company continuously evaluates new themes for brand marketing and will seek to launch and promote those it considers viable through new restaurant-merchandise store concepts or, if appropriate, other avenues.

THE COMPANY'S RESTAURANT-MERCHANDISE STORE CONCEPT

     The key elements of the Company's restaurant-merchandise store concept are as follows:

          Broad-based themes. The Company focuses on themes that it believes have universal appeal, such as movies and sports.

          Distinctive design features. All the Company's units are characterized by spectacular physical design and layout and typically have striking facades intended to attract attention. Each unit prominently displays a collection of authentic memorabilia and features custom-designed videos and soundtracks based on the unit's theme.

          High profile locations. The Company selects its unit locations based on their proximity to popular attractions or areas in major tourist markets, such as Walt Disney World in Orlando, Caesar's World Forum Shops in Las Vegas, Piccadilly Circus in London, the Champs Elysees in Paris and Disneyland Paris.

          Celebrity participation. The Company's units are distinguished by the promotional activities of its celebrity stockholders and by the significant media coverage of appearances by celebrities at each unit's grand opening and at special events thereafter.

          Extensive retail merchandising. Each unit includes an integrated retail store offering premium-quality merchandise displaying the Company's distinctive brands and logo designs. Merchandising provides additional off-site promotion of the Company's brands and the Company's merchandise sales yield higher operating margins than do its food and beverage sales.

          Quality food. Each unit serves freshly prepared, high quality, popular cuisine designed to appeal to a variety of tastes and budgets with an emphasis on reasonably priced signature items and items of particular appeal to the local market.

          Quality service. In order to maintain its unique image, the Company provides attentive and friendly servers with a high ratio of service personnel to customers, and invests heavily in the training and supervision of its service personnel.

LAYOUT AND DESIGN

     The Company's units generally range in size from approximately 12,000 to 36,000 square feet and in seating capacity from 230 to 600 persons. Each Planet Hollywood unit features authentic movie memorabilia, including props and costumes ranging from movie classics, such as Gone with the Wind, to the academy award winning film, Forrest Gump, as well as items from the celebrity stockholders' movies, such as Arnold Schwarzenegger's cyborg from Terminator, Sylvester Stallone's boxing shorts from Rocky, Bruce Willis' motorcycle from Pulp Fiction and Demi Moore's uniform from A Few Good Men. Each Official All Star Cafe unit resembles the inside of a sports arena or stadium and displays sports memorabilia such as the contract for Babe Ruth's trade from the Red Sox to the Yankees, authentic celebrity-owned uniforms and athletic equipment, the basketball backboard that Shaquille O'Neal shattered while dunking in his rookie season, Andre Agassi's high school trophies and ponytail and other items of personal interest from the careers of the sports celebrity stockholders. The memorabilia collection consists of items donated or loaned by celebrities, movie studios, sports franchises and private collectors as well as items purchased by the Company. Diners are entertained by custom-designed videos, recorded music, movie trailers, footage of famous moments in sports, movie montages and live coverage of patrons displayed on large screens throughout the units. Certain of the units have separate screening or private rooms for viewing movies and special sporting events.

SITE SELECTION

     The Company typically locates its units at high profile sites in major tourist markets such as Walt Disney World, Caesar's World Forum Shops, Piccadilly Circus, the Champs Elysees, Times Square and Disneyland Paris. The Company believes that tourists comprise a majority of its customers at most locations, particularly during the summer months and holiday seasons. By locating units in high profile, heavy traffic areas, the Company is able to attract both destination customers as well as passers-by who are drawn to the units' unique facades and exciting environment. Proper site selection is essential to the success of a unit, and the Company devotes significant time and resources to analyzing each prospective location. In addition to assessing demographic information for each prospective site, management considers factors such as visibility, traffic patterns, accessibility, proximity to entertainment centers and theme parks and other tourist attractions, the area's restaurant competition and average income levels for the area. Once a particular city has been approved by senior management, real estate brokers and agents are hired to locate appropriate and available locations on reasonable terms and conditions.

SEASONALITY; QUARTERLY REVENUE FLUCTUATION

     The Company's operating results have been seasonal due to the greater number of tourists who patronize the Company's units during the summer and year-end holiday seasons. Although units in certain locations are affected by different seasonal influences, the Company has historically experienced its strongest operating results from June through August. As the Company enters new markets and develops new concepts, quarterly results may fluctuate more significantly. Moreover, because of the substantial revenues associated with each new Company-owned unit and the recognition of franchise fees, quarterly results may fluctuate significantly.

CELEBRITY INVOLVEMENT

     A number of motion picture and sports celebrities promote the Company and allow the Company to use their names, pictures and select memorabilia in advertising, promoting and operating its units. These celebrities include, in addition to the founding movie and sports celebrities, such stars as Tom Arnold, Cindy Crawford, Danny Glover, Melanie Griffith, Don Johnson, Luke Perry, Steven Seagal, Charlie Sheen, Wesley Snipes and Jean-Claude Van Damme.

     Each celebrity has generally granted the Company the right to use his or her name, approved likeness, approved biography and selected career memorabilia in connection with the promotion, advertising and operation of the Company's units. The Company must obtain prior consent with respect to any use of a celebrity's name or likeness in connection with sales of merchandise. In addition, each celebrity has agreed to engage in various promotional activities on behalf of the Company, including attending the grand openings of new units, screening new movies at the units and making periodic appearances at parties and other special events at the units.

     In consideration for these grants of rights and promotional agreements, the Company has issued to these celebrities shares or options to acquire shares of its Common Stock. Resale of the shares is restricted for varying periods of years and the options are subject to forfeiture in certain circumstances.

     The Company anticipates that it will be able to continue to attract new celebrities to enter into promotional agreements with the Company similar to those currently in effect, including provision for the issuance to those celebrities of shares or options to acquire shares of its Common Stock in amounts that, in the aggregate, are not expected to be material. There can be no assurance, however, of the extent to which major motion picture, sports or other celebrities will promote the Company or its units in the future.

MERCHANDISING

     Each unit's retail store offers premium-quality fashion merchandise, such as jackets, T-shirts, sweatshirts and hats, as well as watches, pins, key chains, glasses, stuffed animals and other souvenir items. The Official All Star Cafe units also offer athletic apparel for several different sports, such as tennis, basketball and baseball, as well as duffle and equipment bags, all of which incorporate an "Official All Star Cafe" team theme. All merchandise prominently displays the colorful and distinctive trademark and logo design and typically the name of the city in which the unit is located, which enhances the collectible nature of the items. Each unit's product mix varies to meet the demand of the particular tourist market in which the unit is located. In cooperation with some of its celebrity stockholders, the Company has also developed a line of "celebrity series" merchandise. Items in this line feature artwork and designs created by a celebrity and a portion of the proceeds from sales of these items is directed to a charity designated by the celebrity. The company's merchandise sales yield higher operating margins than do its food and beverage sales and provide additional off-site promotion for the Company's brands.

MENU

     The Company's restaurants offer generous portions of a wide variety of popular foods, such as burgers, sandwiches, pastas, pizzas, salads, grilled platters and fajitas and a variety of appetizers and desserts. While the Planet Hollywood units have a California/American cuisine emphasis, the menu at its Official All Star Cafe units includes stadium hot dogs and home-style cooked foods, such as meat loaf, chicken pot pie and barbecued ribs. All new menu items are chosen on the basis of sales popularity, ease of preparation and profitability. The food is of high quality and prepared fresh daily according to recipes created by the Company. Menu items are generally the same at all units with the same theme, with certain specialties in each market to accommodate local preferences. Prices typically range from $4.95 to $8.95 for appetizers, $6.50 to $17.95 for entrees and $2.95 to $6.95 for desserts. Full bar service is available, and specialty alcoholic and nonalcoholic drinks have special names based on movie titles and characters. In fiscal 1996, the average check per person at Company-owned units, including beverages, was approximately $16.75. Alcoholic beverage sales generally range from 20% to 30% of a unit's total food and beverage sales, depending on the market.

SERVICE

     The Company emphasizes customer service in order to make each patron's visit an enjoyable, memorable experience. The Company is committed to providing its customers prompt, friendly, attentive service. Accordingly, it maintains a high ratio of service personnel to customers and staffs each unit with an experienced management team to ensure that its high service standards are maintained. New employees are trained by experienced employees who are familiar with Company policies and newly promoted or recently hired managers must complete a training program prior to commencing their duties.

ADVERTISING AND PROMOTION

     The Company attracts new customers through word-of-mouth, the visibility of its branded merchandise, radio and print advertising, billboards and the extensive media coverage typically associated with grand openings of new units due to the attendance of celebrities. In addition, each Company-owned unit employs its own public relations manager. In connection with unit openings, local public relations firms are retained to generate local interest and industry magazines and television shows are alerted to the upcoming "photo opportunities" with celebrities. Motion picture premieres have become occasions for large-scale, major media events at Planet Hollywood units, further enhancing the awareness and cachet of the brand. The Company issues redeemable vouchers for food and merchandise purchases to tour operators in an effort to encourage tourists to include certain of the Company's units on their itineraries. The Company also hosts fund-raising parties for local charities at its units with the support of celebrities, including pre-opening staff-training events where the charity collects the receipts and uses the unit free of charge.

FRANCHISING

     As the Company has pursued its international expansion plans, a significant number of the units have been franchised. The Company's standard franchise agreement grants the exclusive right for up to 50 years to operate restaurant and/or merchandise locations, and sell branded merchandise in a specified market and to use the Company's brands and trademarks. In addition, some of the franchisees have obtained the exclusive rights to open up units in specified countries, and the Company has entered into master franchise arrangements with respect to several larger territories. In return for the franchise, the Company has been paid initial nonrefundable fees typically ranging from $1 million to $2 million upon execution of the franchise agreements as well as royalties based on a percentage of the total revenues from the units, usually 5% to 10% of food and beverage revenues and 10% to 15% of merchandise revenues.

     The franchisee assumes responsibility for the development and construction of the unit, including all costs. The Company provides limited pre-opening consultation services to the franchisee and has the right to reject sites, plans and proposals that do not meet its specifications or standards. The franchisee is obligated to operate the unit in accordance with the Company's operating manual, which provides strict guidelines for the unit's design, decor and furnishings, dress style of the staff, food menus and operating procedures. The arrangements also include specific requirements regarding accounting and records and the leasing and display of the Company's memorabilia.

     The licensed rights for Asia are currently held by Planet Hollywood (Asia) Pte Ltd. ("PH Asia"), an entity that is 50% owned by each of the Company and Hotel Properties Limited ("HPL"), a Singapore company of which Mr. Ong (a director of the Company) is the largest stockholder. From time to time, some of the Company's franchisees have also entered in management agreements with PH Asia pursuant to which PH Asia has agreed to manage the franchisee's restaurants.

     During fiscal 1995, the Company entered into a master franchise arrangement with ECE, a company in which the Company holds a 20% equity interest and six individuals, who are residents of Mexico, own the remaining 80% equity interests. Mr. Gonzalez (a director of the Company) is one of ECE's shareholders. ECE is currently operating Planet Hollywood and Official All Star Cafe units in Cancun. Pursuant to the franchise arrangement, ECE paid initial, nonrefundable franchise fees of $3.0 million and $2.0 million, respectively, to open a total of five Planet Hollywood units and two Official All Star Cafe units in Mexico through 2000. In addition, ECE has the right, upon payment of the customary initial, non-refundable per unit franchise fees, to open up to eight additional Official All Star Cafe units and, with the Company's approval, up to an additional five Planet Hollywood units in Mexico. ECE is obligated to pay continuing royalties to the Company consistent with the Company's standard franchise arrangements, based on a percentage of the total revenues from its units.

     In November 1996, the Company entered into an Agreement for the Purchase and Sale of Assets with the franchisee operating the Planet Hollywood restaurant located in Santa Ana, California. Pursuant to the agreement, the Company acquired all of the assets utilized by the franchisee in the operation of the Santa Ana restaurant. The consideration paid for the assets, as well as all of the original transaction documents, were placed in escrow pending the transfer of the permanent liquor license to the Company, which occurred in January 1997. The Company assumed management control of the restaurant upon the transfer of the temporary liquor license, which occurred on January 22, 1997. Between November 1996 and the date the Company assumed control of the management of the restaurant in January 1997, the seller was deemed to have managed the restaurant on behalf of the Company, and will pay to the Company the net profits for such period at the closing of escrow.

     During fiscal 1996, the Company also entered into an Agreement for the Purchase and Sale of Assets with the franchisee operating the Planet Hollywood restaurant located in Helsinki, Finland. Pursuant to the agreement, effective as of July 5, 1996, the Company acquired all of the assets utilized by the franchisee in the operation of the Helsinki restaurant and assumed all management responsibility of the Helsinki restaurant.

MARVEL MANIA

     Through a joint venture between the Company and Marvel Entertainment Group, Inc. ("Marvel"), whereby Marvel has agreed to provide financing for the development and construction of the two initial Marvel Mania units, the Company and Marvel intend to open the first Marvel Mania unit the Summer of 1997 at Universal Studios in Los Angeles. The Marvel Mania units will be full-service restaurants set in the "Marvel Universe," the fictitious universe set forth in the story lines in which the Marvel characters exist. The unit decor will feature popular licensed Marvel comic book, cartoon, and animation characters, including Spider-Man, the X-Men, Captain America, the Fantastic Four, the Incredible Hulk, Thor and Iron Man.

ITT SHERATON

     In June 1996, the Company entered into an agreement with ITT Sheraton Corporation to form a joint venture to construct, develop, manage and operate Planet Hollywood themed casino resort hotels in Las Vegas, Nevada and Atlantic City, New Jersey, among other projects. Pursuant to the agreement, the Company will grant ITT a warrant to purchase 5.6 million shares of the Company's Class A Common Stock over five years beginning June 1996, at an exercise price of $25.00 per share. The warrant will be exercisable when the price of the Company's Class A Common Stock equals or exceeds $31.25 and following the opening of the resort casino hotel to be developed under the joint venture in Las Vegas.

     Although ITT and Planet Hollywood have entered into an agreement in principle, and the negotiation of definitive documentation is in the final stages, there can be no assurances that definitive agreements will be executed or that any of the proposed projects will be commenced or completed. ITT is currently involved in a hostile takeover attempt by Hilton Hotels. If Hilton acquires control of ITT, there is no assurance that Hilton will proceed with the joint venture.

UNIT OPERATIONS AND MANAGEMENT

     The Company strives to maintain quality and consistency in its units through careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. The on-site management for all Company-owned units consists of a general manager, an assistant general manager, a kitchen manager, a controller, a merchandise manager, a public relations manager and several floor managers, who collectively are responsible for every aspect of the unit's operations. On-site managers report to regional managers. Currently, the Company's operations are divided into three regions: North America, Europe and Asia.

     In an effort to ensure that its employees properly implement the Company's commitment to consistent high-quality, popular food and friendly and attentive service, the Company has developed manuals regarding its policies and procedures for all aspects of unit operation, including food handling and preparation and dining room and beverage service operations. New employees are trained by experienced employees who have demonstrated their familiarity with and ability to consistently implement Company policies. Newly promoted or recently hired managers are required to complete a management training program prior to commencing their duties. Toward the goal of providing high quality customer service, the Company continually evaluates and tests employees on job-related skills.

INFORMATION SYSTEMS

     The Company maintains financial and accounting controls for each of its owned units through the use of standardized accounting practices. Sales and other operating information is collected and analyzed daily at each unit and provided weekly to regional managers and senior management. Company management utilizes this data to centrally monitor quality, costs and sales mix and to prepare periodic financial and management reports. The system is also used for budget analyses, planning and inventory control. Cash is controlled through daily deposits of receipts in local operating accounts, the balances of which are transferred regularly to the Company's principal operating account.

PURCHASING AND DISTRIBUTION

     The Company's management negotiates directly with suppliers of food and beverage products to try to achieve uniform quality and freshness of food products in its units and to obtain competitive prices. The Company has entered into an annually renewable supply contract with Alliant Food Services Distribution, Inc. ("Alliant") (formerly known as Kraft Foodservice, Inc.) pursuant to which Alliant supplies various food and beverage products and the Company benefits from volume discounts and obtains consistent quality for its products and supplies. Alliant currently supplies its own products and distributes other brands which in total amount to approximately 75% of the Company's food and beverage requirements. Each unit purchases the balance of its needs (primarily produce, bakery and other perishables) from a list of pre-approved local producers and wholesalers. Management believes that its food and beverage products are available from alternate suppliers
                              .

     The Company's merchandise requirements are procured from a variety of sources and are chosen on the basis of cost and reliability of a supplier. The majority of the Company's T-shirts and sweatshirts are manufactured in the United States and purchased directly from several textile mills. The Company's other products, including leather and denim jackets and watches, are primarily manufactured abroad. Management believes that its merchandise requirements can be readily satisfied by alternate suppliers.

INTELLECTUAL PROPERTY

     The Company has registered the Planet Hollywood name and associated designs and logos, and has applied for the registration of the Official All Star Cafe name and associated designs and logos, as trademarks, trade names and service marks with the United States Patent and Trademark Office and the Company has registered or has applied for registrations in corresponding offices in all other countries in which its units are located. In addition, wherever legally permissible, the Company has filed applications to pre-register its trademarks, trade names and service marks in certain foreign countries where the Company has an expectation of opening units in future years. There can be no assurance that such pre-registrations and other steps will prove effective in protecting the proprietorship of the Company's brands. The Company regards its trademarks, trade names, service marks and trade dress as having significant value and as material to its business.

     The Company licenses its brands and trademarks to its franchisees. A typical license agreement grants the licensee the right to use on a non-exclusive basis and to sublicense certain intellectual property rights of the Company, including the Company's brand names, logos, trademarks and service marks. These intellectual property rights may be used only in connection with the operation and promotion of a unit and the sale of branded merchandise at a specified unit.

     The Company has entered into a master license agreement with PH Asia entitling PH Asia to use and sublicense the Planet Hollywood name in connection with developing, franchising and operating Planet Hollywood units throughout most of Asia and in certain Middle East countries. The Company receives no royalties from PH Asia under this agreement but through its 50% equity interest in PH Asia is entitled to 50% of the distributable profits realized by PH Asia.

     Sales of counterfeit merchandise bearing the Company's trademarks have occurred from time to time. The Company has attempted, and will continue to attempt, to control the sale of counterfeit merchandise by instituting legal proceedings against manufacturers or distributors of counterfeit merchandise. Management believes that sales of such counterfeit merchandise have not had material adverse effect on the Company's merchandise sales.

COMPETITION

     The restaurant and retail merchandising industries are affected by changes in consumer tastes and by international, national, regional and local economic conditions and demographic trends. Changes in discretionary spending priorities, traffic patterns, tourist travel, weather conditions, employee availability and the type, number and location of competing restaurants also directly affect the performance of the Company's individual units. Changes in any of these factors in the markets where the Company currently operates units could adversely affect the Company's results of operations. Moreover, the theme restaurant industry is relatively young, is particularly dependent on tourism and has seen the emergence of a number of new competitors.

     The restaurant and retail merchandising industries are highly competitive based on the type, quality and selection of the food or merchandise offered, price, service, location and other factors. The Company believes its units are distinguished from those of its competitors by their exciting and high energy environments, the active involvement of celebrities, extensive displays of unique memorabilia, high-quality, popular cuisine and attentive service. However, many well-established restaurant companies with greater financial, marketing and other resources and longer histories than the Company compete with the Company in many markets. In addition, some competitors have design and operating concepts similar to those of the Company and often locate their units in close proximity to the Company's units.

EMPLOYEES

     As of March 1, 1997, the Company employed approximately 6,600 persons, 270 of whom were corporate management and administrative employees, 880 were restaurant and merchandise management personnel, and 5,450 were employed in non-management restaurant and merchandising operations. The Company's employees are not covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be satisfactory.

GOVERNMENTAL REGULATION

     Alcoholic Beverage Regulation. The Company's units are subject to licensing and regulation by a number of governmental authorities. The Company is required to operate its units in strict compliance with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of the states and municipalities where its units are located. Alcoholic beverage control regulations require each of the Company's units to apply to a state authority and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the units, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company has obtained all regulatory permits and licenses necessary to operate its units that are currently open, and intends to do the same for all future units. Failure on the part of the Company to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to terminate the sale of alcoholic beverages at its units. To reduce this risk, each Company unit is operated in accordance with procedures intended to ensure compliance with applicable laws and regulations. The failure to receive or retain, or any delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

     The Company is subject to "dram-shop" laws in several of the states in which it has units. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs or at all. The imposition of a judgment substantially in excess of the Company's insurance coverage, or the failure or inability of the Company to obtain and maintain insurance coverage, could materially and adversely affect the Company.

     Other Regulations. The Company's units are subject to regulation by federal and foreign agencies and to licensing and regulation by foreign, state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and retail establishments. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food. Various federal, foreign and state labor laws govern the Company's relationship with its employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Significant additional government imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities could have an adverse effect on the Company. Delays or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new units.

     Units established in countries other than the United States are subject to governmental regulation in the jurisdiction in which they are established principally in respect of sales of liquor, construction of premises and working conditions of employees. The Company does not believe that such regulations materially adversely affect its business.

ITEM 2.  PROPERTIES

     As of March 1,1997, the Company, together with its franchisees and licensees, operated 61 units located in 23 countries throughout North America, Europe and Asia, of which 39 are Company-owned. All Company-owned units are located on leased sites, with lease terms (including renewal options) generally ranging from 15 to 25 years. Typically, the lease rental includes a fixed rent and additional rent based on a percentage of total revenue from the unit. In fiscal 1996, total rental expense represented approximately 7.5% of Direct

Revenues. The following tables provide information about the Company-owned and franchised units that were operating on March 1, 1997.

                              COMPANY-OWNED UNITS

LOCATION                                                      YEAR OPENED
--------                                                      -----------
PLANET HOLLYWOOD
New York, New York..........................................     1991
Costa Mesa, California......................................     1992
London, England.............................................     1993
Chicago, Illinois...........................................     1993
Washington, D.C.............................................     1993
Mall of America, Minnesota..................................     1993
Aspen, Colorado.............................................     1994
Phoenix, Arizona............................................     1994
Miami, Florida..............................................     1994
Maui, Hawaii................................................     1994
Lake Tahoe, Nevada..........................................     1994
Las Vegas, Nevada...........................................     1994
Dallas, Texas...............................................     1994
Reno, Nevada................................................     1994
Orlando, Florida............................................     1994
San Diego, California.......................................     1995
Atlantic City, New Jersey...................................     1995
New Orleans, Louisiana......................................     1995
Honolulu, Hawaii............................................     1995
Atlanta, Georgia............................................     1995
San Francisco, California...................................     1995
Paris, France...............................................     1995
Beverly Hills, California...................................     1995
Helsinki, Finland...........................................     1995
San Antonio, Texas..........................................     1996
Tel Aviv, Israel............................................     1996
Myrtle Beach, South Carolina................................     1996
Nashville, Tennessee........................................     1996
Seattle, Washington.........................................     1996
Disneyland Paris, France....................................     1996
Berlin, Germany.............................................     1996
Oberhausen, Germany.........................................     1996
Amsterdam, Netherlands......................................     1996
Gatwick Airport, England....................................     1996
Vancouver, Canada...........................................     1996
Toronto, Canada.............................................     1997
OFFICIAL ALL STAR CAFE
New York, New York..........................................     1995
Orlando, Florida(a).........................................     1996
Las Vegas, Nevada...........................................     1996

FRANCHISED UNITS

LOCATION                                                      YEAR OPENED
--------                                                      -----------
PLANET HOLLYWOOD
Cancun, Mexico(b)...........................................     1992
Hong Kong(c)................................................     1994
Jakarta, Indonesia(c).......................................     1994
Barcelona, Spain............................................     1995
Sydney, Australia...........................................     1996
Buenos Aires, Argentina.....................................     1996
Los Cabos, Mexico...........................................     1996
Puerto Vallarta, Mexico.....................................     1996
Nassau, Bahamas.............................................     1996
Cozumel, Mexico.............................................     1996
Acapulco, Mexico............................................     1996
Moscow, Russia..............................................     1996
Bangkok, Thailand...........................................     1996
Cape Town, South Africa(a)..................................     1996
Beirut, Lebanon(a)..........................................     1996
Dubai, United Arab Emirites(a)..............................     1996
Zurich, Switzerland(a)......................................     1996
Hamburg, Germany(a).........................................     1996
Singapore(a)................................................     1997
Guam........................................................     1997
OFFICIAL ALL STAR CAFE
Cancun, Mexico(b)...........................................     1996
Melbourne, Australia(a).....................................     1996

---------------

(a) A stand-alone retail store is presently operating at this location and the Company expects to open a restaurant-merchandise store there within twelve months.
(b) The Planet Hollywood and Official All Star Cafe units in Cancun are owned by ECE. See "Franchising."
(c) The Hong Kong and Jakarta units operate under both a single master franchise agreement and site franchise agreements that provide for royalty payments to PH Asia, of which the Company owns a 50% interest, as the assignee of the Company. PH Asia owns a 60% equity interest in the entity that operates the Hong Kong unit and 20% equity interest in the entity that operates the Jakarta unit.

     The typical Planet Hollywood restaurant-merchandise store has 12,000 to 22,000 square feet and a seating capacity of 230 to 350 people. The typical Official All Star Cafe has 20,000 to 36,000 square feet and a seating capacity of 300 to 600 people.

     The Company has entered into certain lease agreements with the Walt Disney Co. or its affiliates, for various Planet Hollywood and All Star Cafe restaurants and merchandise stores. Each of the respective leases contain certain unique provisions which are consistent with the standard terms imposed by the Walt Disney Co. One such provision requires the consent of the landlord prior to certain transfers of a controlling interest in the Company, the tenant or its subsidiaries, which may include transfers of fifty percent (50%) or more of the shares of any such entity, the transfer of a controlling interest in the entity by the Company or Robert Earl, or the termination of Mr. Earl's active management of any such entity. In addition, the landlord has a right of first refusal to match certain offers to acquire more than ten percent (10%) of the stock of the Company, the tenant or its affiliates. Similarly, the landlord has a right of first refusal to match any offer to locate a restaurant within or adjacent to any theme park that is not owned or licensed by the landlord or its affiliates. Another provision grants the landlord an option to terminate the lease for any reason upon 60 days' notice and acquire the improvements on the premises at a purchase price based upon the fair market value of the leasehold interest or the business operated in the premises, as defined and determined by the particular lease agreement.

     The Company's corporate offices are located in Orlando, Florida under a lease expiring in 1998, with an option to renew.

     Management generally will seek to operate future sites as Company-owned units rather than franchise or joint venture arrangements. The Company expects to pursue franchise and joint venture arrangements in the future primarily in international markets where the local region presents certain political or economic risks, where an association with local owners would be advantageous due to their market expertise or connections with the local entertainment industry, or where required by local laws.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant from time to time in routine lawsuits incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock, $0.01 par value, is registered and has been traded on the NASDAQ National Market since April 19, 1996. As of March 3, 1997, there were 2,800 shareholders of record of the Company's Class A Common Stock. The following table shows the high and low per share bid prices for the Company's Class A Common Stock for each full quarterly period for the period from April 19, 1996, the date of the Initial Public Offerings, through, December 29, 1996:

                                                     SECOND          THIRD          FOURTH
                                                    QUARTER         QUARTER         QUARTER
                                                  (APRIL-JUNE)    (JULY-SEPT.)    (OCT.-DEC.)
                                                  ------------    ------------    -----------
High............................................     $27.50          $28.50         $28.00
Low.............................................     $18.00(a)       $22.63         $19.00

---------------

(a) Represents the initial public offering price.

     The Company has not declared any cash dividends on its Class A Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and intends to retain its available cash to finance the development and growth of its business. Any future dividend policy will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic conditions, tax implications and other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     In March 1996, the Company granted to employees and celebrities options to purchase an aggregate of 862,661 shares of common stock of the Company at an exercise price of $14.00 and 223,000 shares of common stock of the Company at an exercise price of $15.00.

     In April 1996, the Company granted to employees and celebrities options to purchase an aggregate of 320,000 shares of common stock of the Company at an exercise price of $15.00 per share.

     In April 1996, the Company issued an aggregate 11,545,706 shares of non-voting common stock to the Company's Chief Executive Officer, celebrities and other persons in exchange for outstanding minority interests in All Star Cafe, Inc.

     In April and May, 1996, the Company issued an aggregate 875,334 shares of voting common stock to holders of minority interests in certain subsidiaries of the Company in exchange for such minority interests.

     In July 1996, the Company granted to employees options to purchase an aggregate of 782,500 shares of common stock of the Company at an exercise price of $22.63 per share and granted to celebrities options to purchase an aggregate of 480,000 shares of common stock of the Company at an exercise price of $24.00 per share.

     All the aforementioned transactions were consummated in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                     SELECTED FINANCIAL AND OPERATING DATA
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          FISCAL YEAR ENDED
                                                          --------------------------------------------------
                                                           1992      1993       1994       1995       1996
                                                          -------   -------   --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
REVENUES:
  Food and beverage.....................................  $11,181   $18,311   $ 78,377   $160,997   $222,481
  Merchandise...........................................    4,976     9,185     41,826    104,051    124,955
  Royalties.............................................      284     3,181      1,729      1,558      4,528
  Franchise fees........................................    4,000        --      4,000      4,000     21,400
                                                          -------   -------   --------   --------   --------
         Total revenues.................................   20,441    30,677    125,932    270,606    373,364
                                                          -------   -------   --------   --------   --------
COSTS AND EXPENSES:
  Food and beverage cost of sales.......................    2,513     4,372     19,891     38,537     50,190
  Merchandise cost of sales.............................    1,958     3,590     15,401     37,925     43,236
  Operating expenses....................................    7,505    13,120     59,683    116,805    156,893
  General and administrative............................   10,024    12,203     19,641     20,057     20,431
  Depreciation and amortization.........................    3,078     2,818     16,231     22,182     27,295
  Equity in loss (income) of unconsolidated
    affiliates..........................................       --       198         --       (848)    (4,308)
                                                          -------   -------   --------   --------   --------
         Total costs and expenses.......................   25,078    36,301    130,847    234,658    293,737
                                                          -------   -------   --------   --------   --------
INCOME (LOSS) FROM OPERATIONS...........................   (4,637)   (5,624)    (4,915)    35,948     79,627
  Interest (expense) income, net........................     (273)      142     (4,054)   (11,229)    (2,874)
  Gain on sale of subsidiary interests..................       --        --         --        611         --
  Minority interests....................................      395       223       (299)    (3,728)    (1,037)
  Provision for income taxes............................       --        --         --       (875)   (27,636)
                                                          -------   -------   --------   --------   --------
INCOME BEFORE EXTRAORDINARY ITEM........................   (4,515)   (5,259)    (9,268)    20,727     48,080
  Extraordinary item, net...............................       --        --         --         --    (10,421)
                                                          -------   -------   --------   --------   --------
NET INCOME..............................................  $(4,515)  $(5,259)  $ (9,268)  $ 20,727   $ 37,659
EARNINGS PER SHARE:
  Income before extraordinary item......................       --        --         --   $   0.24   $   0.47
  Net income............................................       --        --         --   $   0.24   $   0.37
  Weighted average shares outstanding...................       --        --         --     86,814    103,055
                                                          =======   =======   ========   ========   ========
FINANCIAL POSITION:
  Working capital.......................................  $ 7,726   $17,231   $  3,925   $ 15,528   $ 60,551
  Total assets..........................................   30,841    80,183    144,923    240,185    401,260
  Long-term debt........................................    4,724    30,091     82,819    122,745      7,529
  Minority interests....................................    2,605     4,507      8,959     10,466         --
  Redeemable warrants...................................       --        --         --     15,000         --
  Stockholders' equity..................................   (4,204)   16,298      7,459     28,145    312,131
                                                          =======   =======   ========   ========   ========
OTHER STATISTICS:
  Cash flow from operations.............................   (1,045)  $(9,560)  $ (3,146)  $ 33,370   $ 48,830
  Capital expenditures..................................    3,203    29,345     46,531     80,291     81,675
  Units open at fiscal year end:
    Company-owned.......................................        1         4         15         23         37
    Franchised..........................................        2         3          3          6         21
                                                          -------   -------   --------   --------   --------
         Total..........................................        3         7         18         29         58
                                                          =======   =======   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. STATEMENTS CONTAINED IN THIS REPORT THAT USE THE WORDS "EXPECTS", "PROJECTS" OR SIMILAR WORDS INDICATING THE COMPANY'S BELIEFS WITH RESPECT TO FUTURE RESULTS ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ACCOMPANIED BY CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

  Fiscal 1996 Compared to Fiscal 1995

     Revenues. Total revenues increased 38.0% from $270.6 million in fiscal 1995 to $373.4 million in fiscal 1996.

     Direct Revenues increased 31.1% from $265.0 million in fiscal 1995 to $347.4 million in fiscal 1996, due primarily to the opening of 14 new Company-owned units in fiscal 1996 ($43.3 million of the increase) and the inclusion of a full year of operations of the Company-owned units opened in fiscal 1995 ($49.2 million of the increase). Direct Revenues on a same-unit basis decreased 2.0% from $200.6 million in fiscal 1995 to $196.6 million in fiscal 1996. As a percentage of Direct Revenues, merchandise sales decreased from 39.3% in fiscal 1995 to 36.0% in fiscal 1996. The decrease in merchandise mix is mostly due to the timing of new unit openings and development of new concepts, which typically have a lower merchandise mix in their development stage.

     Franchise fees were $4.0 million in fiscal 1995 and $21.4 million in fiscal 1996 due to the opening of 16 franchises during 1996. Royalties increased 190.7% from $1.6 million in fiscal 1995 to $4.5 million in fiscal 1996, due primarily to the opening of 16 franchises during 1996.

     Costs and expenses. Food and beverage costs decreased from 23.9% of food and beverage revenues in fiscal 1995 to 22.6% in fiscal 1996 as a result of improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs decreased from 36.4% of merchandise revenues in fiscal 1995 to 34.6% in fiscal 1996 primarily as a result of improved buying power and favorable negotiation with suppliers. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 44.1% of Direct Revenues in fiscal 1995 to 45.2% in fiscal 1996, due primarily to a reduction in the merchandise mix and the opening of Company-owned units in Europe, which generally have higher operating costs.

     General and administrative expenses increased slightly from $20.1 million in fiscal 1995 to $20.4 million in fiscal 1996. As a percent of total revenues, general and administrative expenses decreased from 7.4% in fiscal 1995 to 5.5% in fiscal 1996 due to the greater number of Company-owned units contributing to total revenues. Depreciation and amortization increased 23.1% from $22.2 million in fiscal 1995 to $27.3 million in fiscal 1996, due primarily to the larger number of units in operation in 1996. Equity in income of unconsolidated affiliates increased from $0.8 million in fiscal 1995 to $4.3 million in fiscal 1996, attributable to various unit openings by ECE and PH Asia, in which the Company holds minority investments.

     Interest income (expense), net. Net interest expense decreased 74.4% from $11.2 million in fiscal 1995 to $2.9 million in fiscal 1996 as a result of repayment of debt with the proceeds from the Company's initial public offering.

     Other. Minority interests decreased from $3.7 million in fiscal 1995 to $1.0 million in fiscal 1996, due to the acquisition by the Company of all minority interests during fiscal 1996. In fiscal 1995, the Company realized a $0.6 million gain on the sale of a portion of its interest in the entity that owns the Washington, D.C. Planet Hollywood unit.

     Provision for income taxes. The provision for income taxes was $0.9 million and $27.6 million for fiscal years 1995 and 1996, respectively. The Company's effective tax rate for 1995 and 1996 was 4.1% and 36.5%, respectively. The effective rate in 1995 was significantly lower than in 1996 due to a reduction in the deferred tax valuation allowance of approximately $8.5 million. See Note 10 to the Consolidated Financial Statements.

     Extraordinary item, net. The Company incurred an extraordinary charge during fiscal 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

     Seasonality and Quarterly Comparisons. The Company's revenues have been seasonal, due to the greater number of tourists who patronize the Company's units during the summer and year-end holiday season. Although units in certain locations are affected by different seasonal influences, the Company has historically experienced its strongest operating results from June through August. Moreover, as a result of the substantial revenues associated with each new Company-owned unit and the recognition of franchise fees, the timing of new unit openings may result in significant fluctuations in quarterly results.

  Fiscal 1995 Compared to Fiscal 1994

     Revenues. Total revenues increased 114.9% from $125.9 million in fiscal 1994 to $270.6 million in fiscal 1995.

     Direct Revenues increased 120.5% from $120.2 million in fiscal 1994 to $265.0 million in fiscal 1995, due primarily to the opening of eight new Company-owned units in fiscal 1995 ($56.9 million of the increase) and the inclusion of a full year of operations of the Company-owned Planet Hollywood units opened in fiscal 1994 ($75.5 million of the increase). Direct Revenues on a same-unit basis increased 10.5% from $39.5 million in fiscal 1994 to $43.6 million in fiscal 1995. As a percentage of Direct Revenues, merchandise sales increased from 34.8% in fiscal 1994 to 39.3% in fiscal 1995, reflecting the Company's continuing emphasis on enhancing brand awareness by expanding merchandise sales.

     Franchise fees were $4.0 million in both fiscal 1994 and fiscal 1995. Royalties decreased 9.9% from $1.7 million in fiscal 1994 to $1.6 million in fiscal 1995, due primarily to the effects of the Company's acquisition of the Planet Hollywood Cancun franchised unit in December 1994. This unit was operated as a Company-owned unit until July 1995, when it was resold as a franchise to ECE.

     Costs and expenses. Food and beverage costs decreased from 25.4% of food and beverage revenues in fiscal 1994 to 23.9% in fiscal 1995 as a result of improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs remained substantially constant as a percentage of merchandise revenues. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from 49.7% of Direct Revenues in fiscal 1994 to 44.1% in fiscal 1995, due primarily to greater operating efficiencies and increased knowledge of store trends allowing management to anticipate more accurately unit level labor needs.

     General and administrative expenses increased from $19.6 million in fiscal 1994 to $20.1 million in fiscal 1995, as the Company continued to develop its infrastructure. However, these expenses were offset by reduced legal costs and cost savings generated from the sale of a Company-owned aircraft to an unaffiliated third party. As a percent of total revenues, general and administrative expenses decreased from 15.6% in fiscal 1994 to 7.4% in fiscal 1995 due to the greater number of Company-owned units contributing to total revenues. Depreciation and amortization increased 36.7% from $16.2 million in fiscal 1994 to $22.2 million in fiscal 1995, due primarily to the larger number of Company-owned units in operation during fiscal 1995. As a percentage of total revenues, depreciation and amortization decreased from 12.9% in fiscal 1994 to 8.2% in fiscal 1995, due primarily to the distribution of pre-opening expense amortization over a larger unit base. The $0.8 million of equity in income of unconsolidated affiliates in fiscal 1995 was attributable to the Company's minority investments in PH Asia and ECE.

     Interest income (expense), net. Net interest expense increased 177.0% from $4.1 million in fiscal 1994 to $11.2 million in fiscal 1995, due primarily to interest charges associated with the Senior Subordinated Notes (which were issued in August 1995) and development loans made by the Company's principal stockholders in fiscal 1994 and 1995.

     Other. Minority interests increased from $0.3 million in fiscal 1994 to $3.7 million in fiscal 1995, due primarily to increased profitability of the London and Washington, D.C. units. In fiscal 1995, the Company realized a $0.6 million gain on the sale of a portion of its interest in the entity that owns the Washington, D.C. Planet Hollywood unit.

     Provision for income taxes. Prior to fiscal 1995, due to the tax characteristics of the predecessors, operating losses incurred by the predecessors were not realized by the predecessors for tax purposes but rather were passed through to the equity owners of the predecessors. Accordingly, no provision for income taxes was recorded for any fiscal year preceding 1995 and no net operating loss carryforwards from the predecessors are available from those years for tax purposes in future years. The Company, however, has available until the year 2010 net operating loss carryforwards of $2.3 million from two subsidiaries that were consolidated in fiscal 1995. In fiscal 1995, the Company recorded a provision for income taxes of $0.9 million. In fiscal 1996 and thereafter, the Company expects the provision for income taxes will reflect the statutory rate rather than the effective rate in fiscal 1995, which was approximately 4.1% due primarily to a reduction in the deferred tax valuation allowance of approximately $8.5 million. See Note 10 to the Consolidated Financial Statements.

  Liquidity and Capital Resources

     The following table presents a summary of the Company's cash flows for fiscal 1994, 1995 and 1996 (dollars in thousands):

                                                                  FISCAL
                                                     --------------------------------
                                                       1994        1995        1996
                                                     --------    --------    --------
Net cash provided by (used in) operating
  activities.......................................  $ (3,146)   $ 33,370    $ 48,830
Net cash used in investing activities..............   (52,490)    (75,599)    (73,870)
Net cash provided by financing activities..........    49,816      52,128      59,948
                                                     --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents......................................  $ (5,820)   $  9,899    $ 34,908
                                                     ========    ========    ========

     In its operations, the Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food products and other supplies. The Company does have accounts receivable arising out of franchise fees and royalties which will vary depending on the number of franchises in operation and the number of franchises granted in a given year. The Company's business has not required significant working capital to meet its operating requirements. The Company requires capital primarily for the development and operation of Company-owned units and has historically financed these activities from development loans and capital contributions by its stockholders, cash generated from operations and fees received in connection with the sale of franchises. In addition, in August 1995 the Company received net proceeds of $57.2 million from the sale of Senior Subordinated Notes, including Warrants. In April 1996, the Company received proceeds of $196.6 million from the initial public offering of the Company's stock.

     Net cash provided by financing activities in fiscal 1994, 1995 and 1996 was $49.8 million, $52.1 million and $60.0 million, respectively. In fiscal 1994, the primary sources of financing were development loans from stockholders. In fiscal 1995, the primary sources of financing were the sale of the Senior Subordinated Notes and Warrants and development loans from stockholders. In fiscal 1996, the primary source of financing was the proceeds from the initial public offering of the Company's stock.

     Net cash provided by (used in) operating activities in fiscal 1994, 1995 and 1996 was ($3.1) million, $33.4 million and $48.8 million, respectively. The increase in cash provided by operating activities from fiscal 1994 to fiscal 1995 is due primarily to the Company becoming profitable with net income of $20.7 million in fiscal 1995, compared to a net loss of $9.3 million in fiscal 1994, and lower working capital requirements in fiscal 1995, offset in part by an increase in pre-opening costs and other assets. The primary reason for the increase in cash provided by operating activities from fiscal 1995 to fiscal 1996 is the increased profitability of the Company. Expenditures for pre-opening expenses, which are capitalized and amortized over a 12-month period following the opening of a unit, were $17.0 million, $15.5 million and $13.9 million for fiscal 1994, 1995 and 1996, respectively, and averaged $1.2 million per unit during such three-year period.

     Net cash used in investing activities in fiscal 1994, 1995 and 1996 was $52.5 million, $75.6 million and $73.9 million, respectively. The increase in net cash used in investing activities from fiscal 1994 to fiscal 1995 was primarily the result of the increased development and construction of new units and the purchase in fiscal 1994 of the Planet Hollywood unit in Cancun from the franchisee. Capital expenditures for fiscal 1994, 1995 and 1996 were $52.1 million, $80.3 million and $81.7 million, respectively.

     The Company projects that it will open approximately 17 Company-owned units during fiscal 1997 and anticipates total 1997 capital expenditures to approximate $110.0 million. Important factors which could cause actual unit openings to differ materially from this projection are delays in lease negotiations for unit sites, delays in construction of leasehold improvements, and delays in obtaining necessary licenses and permits required to open units. Projected capital expenditures are based on the capital required for the projected unit openings, purchases of memorabilia for use by new and existing units, purchases of computers and other office furniture and equipment and general corporate purposes. Actual capital expenditures in 1997 could differ materially from this projection if the number of the unit openings varies or the Company accelerates or postpones certain capital expenditures for memorabilia, computers and other office equipment and furniture.

     Of the $196.6 million proceeds from the initial public offering of the Company's stock, the Company used approximately $130.8 million to prepay indebtedness consisting of approximately $70.8 million of notes payable to stockholders and $60.0 million of Senior Subordinated Notes held by institutional investors. A portion of the remaining proceeds was used for general corporate purposes, including the development and construction of new units during 1996.

     Under the Company's credit agreement with certain banks (the "Credit Agreement"), the Company has a two-year unsecured $50.0 million revolving credit line which expires in April 1998. Outstanding borrowings thereunder will bear interest at a per annum rate equal to LIBOR prevailing from time to time plus 1.25%. As of the end of fiscal 1996, the Company had not utilized the credit line. The Credit Agreement contains requirements to maintain certain financial ratios and other covenants. The Company is in compliance with these ratios and covenants.

     The joint venture arrangement between the Company and Marvel specifies that Marvel will provide financing for the development of the initial Marvel Mania units. The Company has no obligation to commit any of its funds for such units.

     The Company expects that cash generated from operations, excess remaining funds from the initial public offering and funds available under the Credit Agreement will be sufficient to meet its capital requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Planet Hollywood International,
Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 39 present fairly, in all material respects, the financial position of Planet Hollywood International, Inc. and its subsidiaries at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Orlando, Florida
February 7, 1997

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 29,
                                                                  1995           1996
                                                              ------------   ------------
                                                                    (000'S OMITTED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 14,923       $ 49,831
  Accounts receivable.......................................       7,093         22,697
  Inventories...............................................      12,769         20,604
  Deferred taxes............................................       8,932          7,166
  Preopening costs, net.....................................       8,437          8,096
  Prepaid expenses and other assets.........................       3,701          5,479
                                                                --------       --------
          Total current assets..............................      55,855        113,873
Property and equipment, net.................................     169,997        250,108
Goodwill....................................................       2,008         25,779
Other assets, net...........................................       4,977          1,487
Deferred taxes..............................................       1,774             --
Investment in affiliated entities...........................       5,574         10,013
                                                                --------       --------
          Total assets......................................    $240,185       $401,260
                                                                ========       ========
                  LIABILITIES, MINORITY INTERESTS, REDEEMABLE WARRANTS
                                AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 25,832       $ 41,668
  Accrued expenses..........................................      13,787         10,908
  Notes payable -- current..................................         708            746
                                                                --------       --------
          Total current liabilities.........................      40,327         53,322
Deferred rentals............................................       6,502         10,329
Deferred taxes..............................................          --            849
Notes payable...............................................      51,995          7,529
Notes payable to stockholders...............................      70,750             --
Deferred credits............................................      17,000         17,100
                                                                --------       --------
          Total liabilities.................................     186,574         89,129
                                                                --------       --------
Commitments and contingencies (Notes 11 and 16).............          --             --
Minority interests..........................................      10,466             --
                                                                --------       --------
Redeemable warrants.........................................      15,000             --
                                                                --------       --------
Stockholders' equity:
  Preferred stock, $.01 par value; 25,000,000 shares
     authorized; none issued; preferences, limitations and
     rights to be established by the Board of Directors.....          --             --
  Common stock -- Class A voting, $.01 par value;
     250,000,000 shares authorized; 80,099,992 and
     95,972,563 issued and outstanding, respectively........         801            960
  Common stock -- Class B non-voting, $.01 par value;
     25,000,000 shares authorized; 11,545,706 issued and
     outstanding in 1996....................................          --            115
  Capital in excess of par value............................       7,807        252,695
  Deferred compensation.....................................        (770)          (525)
  Retained earnings.........................................      20,727         58,386
  Cumulative currency translation adjustment................        (420)           500
                                                                --------       --------
          Total stockholders' equity........................      28,145        312,131
                                                                --------       --------
          Total liabilities, minority interests, redeemable
            warrants and stockholders' equity...............    $240,185       $401,260
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FISCAL       FISCAL       FISCAL
                                                               1994         1995         1996
                                                             ---------    ---------    ---------
                                                             (000'S OMITTED, EXCEPT FOR EARNINGS
                                                                         PER SHARE)
REVENUES:
  Direct...................................................   $120,203     $265,048     $347,436
  Royalty..................................................      1,729        1,558        4,528
  Franchise................................................      4,000        4,000       21,400
                                                              --------     --------     --------
                                                               125,932      270,606      373,364
                                                              --------     --------     --------
COSTS AND EXPENSES:
  Cost of sales............................................     35,292       76,462       93,426
  Operating................................................     59,683      116,805      156,893
  General and administrative...............................     19,641       20,057       20,431
  Depreciation and amortization............................     16,231       22,182       27,295
  Equity in income of unconsolidated affiliates............         --         (848)      (4,308)
                                                              --------     --------     --------
                                                               130,847      234,658      293,737
                                                              --------     --------     --------
INCOME (LOSS) FROM OPERATIONS..............................     (4,915)      35,948       79,627
                                                              --------     --------     --------
OTHER INCOME (EXPENSE)
  Interest income..........................................        592          598        2,121
  Interest expense.........................................     (4,646)     (11,827)      (4,995)
  Gain on sale of subsidiary interests.....................         --          611           --
                                                              --------     --------     --------
                                                                (4,054)     (10,618)      (2,874)
                                                              --------     --------     --------
INCOME (LOSS) BEFORE MINORITY INTERESTS....................     (8,969)      25,330       76,753
MINORITY INTERESTS.........................................        299        3,728        1,037
                                                              --------     --------     --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES............     (9,268)      21,602       75,716
PROVISION FOR INCOME TAXES.................................         --          875       27,636
                                                              --------     --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....................     (9,268)      20,727       48,080
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (NET OF
  INCOME TAX BENEFIT OF $5,991)............................         --           --       10,421
                                                              --------     --------     --------
NET INCOME (LOSS)..........................................   ($ 9,268)    $ 20,727     $ 37,659
                                                              ========     ========     ========
EARNINGS PER SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM.........................                $   0.24     $   0.47
                                                                           ========     ========
  NET INCOME...............................................                $   0.24     $   0.37
                                                                           ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING........................                  86,814      103,055
                                                                           ========     ========

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (000'S OMITTED)

                                      COMMON STOCK      COMMON STOCK
                                     ---------------   ---------------   CAPITAL IN
                                         CLASS A           CLASS B       EXCESS OF
                                     ---------------   ---------------      PAR       RETAINED     DEFERRED     PARTNERS'
                                     SHARES   AMOUNT   SHARES   AMOUNT     VALUE      EARNINGS   COMPENSATION    EQUITY
                                     ------   ------   ------   ------   ----------   --------   ------------   ---------
Balance at December 31, 1993.......      --    $ --        --    $ --     $     --    $     --     $    --      $ 16,486
Net loss...........................                                                                               (9,268)
Issuance of participation
  interests........................                                                                                   50
Merger of Planet Hollywood, Ltd.
  and affiliated
    entities into Planet Hollywood
      International, Inc...........  78,667     787                          6,481                                (7,268)
Employee restricted stock awards...   1,333      13                          1,087                    (990)
Currency translation adjustment....
                                     ------    ----    ------    ----     --------    --------     -------      --------
Balance at January 1, 1995.........  80,000     800        --      --        7,568          --        (990)           --
Net income.........................                                                     20,727
Celebrity restricted stock
  options..........................                                            140
Employee restricted stock awards...     100       1                             99                     220
Currency translation adjustment....
                                     ------    ----    ------    ----     --------    --------     -------      --------
Balance at December 31, 1995.......  80,100     801        --      --        7,807      20,727        (770)           --
Net income.........................                                                     37,659
Shares issued in public offering...  11,609     116                        193,020
Shares issued for All-Star
  acquisition......................                    11,547     115
Shares issued for acquisition of
  minority interests...............   1,709      17                         35,167
Conversion of redeemable
  warrants.........................   2,555      26                         14,974
Celebrity restricted stock options
  and awards.......................                                          1,727
Employee restricted stock
  options..........................                                                                    245
Currency translation adjustment....
                                     ------    ----    ------    ----     --------    --------     -------      --------
Balance at December 29, 1996.......  95,973    $960    11,547    $115     $252,695    $ 58,386     $  (525)           --
                                     ======    ====    ======    ====     ========    ========     =======      ========


                                     CUMULATIVE        TOTAL
                                     TRANSLATION   STOCKHOLDERS'
                                     ADJUSTMENT       EQUITY
                                     -----------   -------------
Balance at December 31, 1993.......     $(188)       $ 16,298
Net loss...........................                    (9,268)
Issuance of participation
  interests........................                        50
Merger of Planet Hollywood, Ltd.
  and affiliated
    entities into Planet Hollywood
      International, Inc...........
Employee restricted stock awards...                       110
Currency translation adjustment....       269             269
                                        -----        --------
Balance at January 1, 1995.........        81           7,459
Net income.........................                    20,727
Celebrity restricted stock
  options..........................                       140
Employee restricted stock awards...                       320
Currency translation adjustment....      (501)           (501)
                                        -----        --------
Balance at December 31, 1995.......      (420)         28,145
Net income.........................                    37,659
Shares issued in public offering...                   193,136
Shares issued for All-Star
  acquisition......................                       115
Shares issued for acquisition of
  minority interests...............                    35,184
Conversion of redeemable
  warrants.........................                    15,000
Celebrity restricted stock options
  and awards.......................                     1,727
Employee restricted stock
  options..........................                       245
Currency translation adjustment....       920             920
                                        -----        --------
Balance at December 29, 1996.......     $ 500        $312,131
                                        =====        ========

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FISCAL     FISCAL     FISCAL
                                                                1994       1995       1996
                                                              --------   --------   --------
                                                                     (000'S OMITTED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from operations.........................  ($ 9,268)  $ 20,727   $ 48,080
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Depreciation...........................................     4,424      7,727     11,620
     Amortization...........................................    11,807     14,455     15,676
     Amortization of discount on senior subordinated notes,
       debt issue costs and line of credit costs............        --      1,563      1,167
     Amortization of celebrity restricted stock options.....        --        140      1,268
     Gain on sale of subsidiary interests...................        --       (611)        --
     Minority interests.....................................       299      3,728      1,037
     Equity in income of unconsolidated affiliates..........        --       (848)    (4,308)
     Changes in assets and liabilities:
       Accounts receivable..................................       669     (2,599)   (15,604)
       Due from affiliated entities.........................       882         --         --
       Inventories..........................................    (8,282)     2,245     (7,747)
       Prepaid expenses and other assets....................    (1,147)    (1,188)    (1,778)
       Preopening costs and other assets....................   (12,261)   (15,498)   (13,916)
       Deferred income taxes................................        --    (10,706)     5,711
       Accounts payable and accrued expenses................     7,993      8,924      3,230
       Deferred rentals.....................................     1,309      3,441      3,827
       Deferred credits.....................................        --      2,000        100
       Other, net...........................................       429       (130)       467
                                                              --------   --------   --------
       Net cash (used in) provided by operating
          activities........................................    (3,146)    33,370     48,830
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (46,531)   (80,291)   (81,675)
  Proceeds from sale of subsidiary interest.................        --        900         --
  Proceeds from sale of transportation equipment............        --      6,450      7,936
  Purchase of restaurant from franchisee....................    (5,600)        --         --
  Purchase of minority interests............................      (359)      (250)        --
  Investment in affiliated entities.........................        --     (2,408)      (131)
                                                              --------   --------   --------
       Net cash used in investing activities................   (52,490)   (75,599)   (73,870)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in restricted cash and investments.................    (1,174)     3,064        610
  Proceeds from issuance of senior subordinated notes.......        --     60,000         --
  Distributions to minority interests.......................    (1,349)    (3,209)      (271)
  Minority interest contributions...........................     4,466         --         --
  Proceeds from issuance of common stock....................        --         --    196,581
  IPO costs and financing costs capitalized.................        --         --     (3,445)
  Deferred financing costs..................................        --     (3,750)      (698)
  Proceeds from notes and advances from stockholders........    45,211     29,583         --
  Proceeds from issuance of notes payable...................    10,600      6,350      3,360
  Repayment of stockholder notes payable....................        --    (25,194)   (70,750)
  Repayment of notes payable................................    (5,949)   (14,716)   (65,439)
  Landlord build-out allowance..............................    (1,989)        --         --
                                                              --------   --------   --------
       Net cash provided by financing activities............    49,816     52,128     59,948
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (5,820)     9,899     34,908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    10,844      5,024     14,923
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  5,024   $ 14,923   $ 49,831
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Planet Hollywood International, Inc. ("PHII") and its wholly and majority owned subsidiaries (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. The Company has interests in various entities which are not majority owned or controlled. The Company uses the equity method to account for these interests.

     The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years ended January 1, 1995, December 31, 1995 and December 29, 1996 are herein referred to as "fiscal 1994", "fiscal 1995" and "fiscal 1996", respectively.

  Description of Business

     The Company's primary business is to create and develop consumer brand names. To date, the Company has promoted its brands primarily through the operation of distinctive entertainment-oriented theme restaurants and their associated merchandise sales. The Company currently operates under the Planet Hollywood and Official All Star Cafe brands. Direct revenues in the accompanying financial statements include sales of food, beverage and merchandise.

  Merger

     Prior to June 1993, the business and operations of the Company were conducted by Planet Hollywood, Inc. ("PHI"), a Delaware corporation. In June 1993, PHI contributed the assets and liabilities of the business to Planet Hollywood, Ltd. ("PHL"), a limited partnership, for the sole general partnership interest. Planet Hollywood Investments, Ltd. ("PHIL"), an unrelated entity, acquired the sole limited partnership interest.

     On January 1, 1995, the Company reorganized and PHII became the primary operating and reporting entity for the Company. In connection with the reorganization and merger (the "Reorganization"), PHI was merged into PHII in exchange for PHII Class A common stock, PHIL contributed its limited partnership interest in PHL and an affiliate of PHIL contributed a 50% interest in Planet Hollywood (Asia) Ptd. Ltd. ("PH Asia") in exchange for PHII Class A common stock, and certain celebrities and others contributed their participation interests in the predecessors to PHII in exchange for PHII Class A common stock. Prior to the date of the Reorganization, the consolidated financial statements included the accounts of PHI and PHL and their affiliated entities under common control. The Reorganization was treated as an exchange between entities under common control and was accounted for at historical cost as, in the opinion of the Company, the substance of the Reorganization was solely a change in the corporate form of the reporting entity.

  Cash and Cash Equivalents

     Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits and certificates of deposit. At December 31, 1995, the Company had approximately $610 of cash equivalents restricted as to use.

     The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, obligations under accounts payable and accrued expenses is based on interest rates available to the Company and comparison to quoted prices. At December 31, 1995 and December 29, 1996, the fair value of these financial instruments approximates carrying value.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

  Inventories

     Inventories, consisting primarily of merchandise, are valued at the lower of cost (determined by the first-in, first-out method) or market.

  Preopening Costs

     The Company capitalizes costs relating to opening of units and amortizes such costs over the twelve months following the opening date of the unit.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for by using the straight-line method over the following useful lives:

                                                              YEARS
                                                              -----
Furniture and equipment.....................................  5-10
Memorabilia.................................................    20
Leasehold improvements......................................  5-40

     Expenditures for additions and improvements which extend the life of the assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. Transportation equipment is depreciated over 10 years less a 20% residual value. Depreciation of memorabilia commences when it is placed in service upon its installation at a unit location.

  Goodwill

     The excess of purchase price over the fair value of assets acquired is amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill at December 31, 1995 and December 29, 1996 was $59 and $1,028, respectively.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"), was implemented by the Company in fiscal 1996. SFAS 121 states that if the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted cash flows from the operation of the asset, an impairment loss should be recognized for the difference between the asset's estimated fair value and carrying value. As the Company's previous accounting policy was consistent with the provisions of SFAS 121, there was no impact as a result of the new standard.

  Debt Issuance Costs

     Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the term of the related debt.

  Minority Interests

     Minority interests represent third party capital contributions received by the Company and the minorities' equity in the earnings or losses in the entities which are majority owned by the Company.

  Food, Beverage and Merchandise Revenues

     Food, beverage and merchandise revenues are recognized as the products are sold to customers.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

  Franchise and Royalty Revenues

     Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement, which is generally upon the opening of a franchise restaurant or merchandise shop. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts.

  Advertising and Promotional Costs

     All costs associated with advertising and promoting the Company's brands are expensed in the period incurred. Advertising expense for fiscal 1994, 1995 and 1996 totaled $491, $2,103 and $2,753, respectively.

  Income Taxes

     All of the entities included in the consolidated financial statements of the Company were treated as "pass-through" entities for federal income tax purposes prior to fiscal 1995. The entities were not subject to federal income tax at the Company level. Accordingly, federal income taxes have not been provided for in the accompanying financial statements for fiscal 1994. Foreign, state and local income taxes were provided for only with respect to such amounts that were attributable to state or local jurisdictions which subjected the pass-through entities to entity-level income taxes. Had the entities been subject to taxation in fiscal 1994, no provision for income taxes would have been recorded due to losses incurred.

     As a result of the Reorganization, the Company became a taxable corporation effective January 1, 1995. Deferred taxes are provided for the tax effects of the differences between the carrying value of assets and liabilities for tax and financial reporting purposes. These differences relate primarily to differences in depreciable lives and amortization periods for property and equipment and preopening costs, deferred rentals, the timing of franchise revenue recognition and certain accrued expenses. Deferred tax assets and liabilities represent the future tax consequence of those differences.

     No provision is made for United States income taxes applicable to undistributed earnings of foreign affiliates that are indefinitely reinvested in the foreign operations.

  Foreign Currency Translation

     Assets and liabilities of foreign operations are translated into United States dollars at the year-end rate of exchange. Revenue and expense accounts are translated at the average rate of exchange. Resulting translation adjustments are included in the caption "cumulative currency translation adjustment" as a separate component of stockholders' equity. Gains and losses from foreign currency transactions which are included in the consolidated statements of operations were not material.

  Stock-Based Compensation

     The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996. Options granted to non-employees are recorded at their estimated fair value at the date of grant.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

  Earnings Per Share

     Earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding options and warrants using the treasury stock method.

     The weighted average number of shares outstanding has been adjusted to reflect as outstanding for the entire period all common stock and common stock equivalents issued during the fifty-two week period preceding the initial public offering date of the Company's common stock using the treasury stock method at the price of common stock pursuant to the offering.

     Supplemental pro forma earnings per share, which gives effect to the repayment of certain indebtedness by application of a portion of the net proceeds from the initial public offering as if the prepayment had occurred at the beginning of the fiscal year, would have been $0.48 and $0.38 on earnings before extraordinary item and on net income, respectively. The supplemental pro forma weighted average shares outstanding used in the calculation of EPS was 105,936,000.

     Earnings per share has not been presented for fiscal 1994 as the predecessor in that period was a limited partnership.

  Leases

     The Company has various noncancelable operating and capital lease agreements, primarily unit sites. Unit leases are established using a base amount and/or a percentage of sales. Certain of these leases provide for escalating lease payments over the terms of the leases. For financial statement purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the fiscal 1996 presentation.

2.  ACQUISITIONS AND DIVESTITURES

     In August 1995, the Company entered into an agreement whereby the Company purchased a 57.9% interest in All Star Cafe, Inc. ("All Star") for $567 from the Company's President, who is a stockholder of All Star, and the All Star Cafe Trust (the "Trust"), a trust established for the benefit of the President's children (collectively the "Sellers").

     The acquisition of the 57.9% interest in All Star was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $1,343 and has been recorded as goodwill which is being amortized on a straight line basis over twenty years.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

     In February 1996, the Company entered into an agreement to acquire the remaining minority interests in All Star. Under the terms of the agreement, the Company issued 11,545,706 shares of Class B non-voting stock in exchange for all of the minority interests in All Star. Due to the high degree of common control between the Company and All Star and the lack of an exchange of monetary consideration, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the bases of All Star's assets and liabilities are carried at historical cost.

     The following unaudited pro forma information has been prepared assuming that the acquisition of All Star took place at the beginning of fiscal 1995. The unaudited pro forma financial information does not purport to be indicative of the results of operations had the transaction been effected at the beginning of fiscal 1995, nor to project results for any future period:

                                                              FISCAL 1995
                                                              -----------
Revenues....................................................   $270,606
Net income..................................................     19,374
Earnings per share -- net income............................        .20

     During 1996, the Company acquired the remaining minority interests in PH London and the minority interests in the Company's subsidiaries that operate Planet Hollywood units in Maui, Washington D.C. and New York. These acquisitions were accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $23,090 and has been recorded as goodwill which is being amortized on a straight line basis over twenty years.

     The results of operations for All Star, PH London and the minority interests in Maui, Washington D.C. and New York after their respective acquisition dates are included in the fiscal 1995 and 1996 consolidated statement of operations.

     The following unaudited pro forma information has been prepared assuming that the acquisitions of the minority interests took place at the beginning of fiscal 1996. The unaudited pro forma financial information does not purport to be indicative of the results of operations had the transaction been effected at the beginning of fiscal 1996, nor to project results for any future period:

                                                              FISCAL 1996
                                                              -----------
Revenues....................................................   $373,364
Income before extraordinary item............................     48,500
Net income..................................................     38,079
Earnings per share before extraordinary item................        .47
Earnings per share -- net income............................        .37

     In December 1994, the Company purchased the Planet Hollywood Cancun unit from a former franchisee (see Note 4) for $5,600. The purchase was funded by a $4,600 bank loan. In July 1995, the Cancun unit was sold to an affiliated company, ECE, S.A. de C.V. ("ECE"), for net book value ($1,000) and assumption of the related bank loan (see Notes 6 and 9).

     During 1995, the Company sold minority interests in a limited partnership that operated one of its units. The gain on the sale is included in the caption "Gain on sale of subsidiary interests" in the accompanying financial statements.

     In fiscal 1994 and 1995, the Company purchased minority interests in several Planet Hollywood units for approximately $1,868 and $250, respectively.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

3.  PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows:

                                                              DECEMBER 31,   DECEMBER 29,
                                                                  1995           1996
                                                              ------------   ------------
Leasehold improvements......................................    $118,837       $181,107
Capital lease asset.........................................          --          3,900
Furniture and equipment.....................................      32,152         50,855
Memorabilia.................................................      15,089         26,244
Transportation equipment....................................       7,800             --
Construction in progress....................................       9,774         11,854
                                                                --------       --------
                                                                 183,652        273,960
Less -- accumulated depreciation............................     (13,655)       (23,852)
                                                                --------       --------
                                                                $169,997       $250,108
                                                                ========       ========

     During fiscal 1995 and 1996, the Company sold certain transportation equipment. No gain or loss was recognized upon the sale. The related debt was repaid with the proceeds.

4.  INVESTMENT IN UNCONSOLIDATED AFFILIATES

     The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. These affiliated companies and the percentage interest held by PHII consist of PH Asia (50%) and ECE (20%).

     In July 1995, the Company acquired a 20% equity interest in ECE for $5,000. ECE, a Mexican company, operates themed restaurant/retail units in Mexico (see Notes 2 and 9). At December 29, 1996, the Company's investment exceeded its share of the underlying assets of ECE by $2,900. The excess is being amortized over 20 years.

     Condensed financial information for affiliated companies accounted for by the equity method is as follows:

                                                              DECEMBER 31,   DECEMBER 29,
                                                                  1995           1996
                                                              ------------   ------------
BALANCE SHEET DATA:
  Current assets............................................    $13,095        $29,421
  Non-current assets........................................     36,980         56,790
                                                                -------        -------
          Total assets......................................    $50,075        $86,211
                                                                =======        =======
  Current liabilities.......................................    $12,051        $35,049
  Other liabilities.........................................     27,125         31,668
  Stockholders' equity......................................     10,899         19,494
                                                                -------        -------
          Total liabilities and stockholders' equity........    $50,075        $86,211
                                                                =======        =======

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                              FISCAL    FISCAL    FISCAL
                               1994      1995      1996
                              -------   -------   -------
OPERATING DATA:
  Revenues..................  $ 8,241   $32,101   $83,119
  Operating income (loss)...     (547)    8,951    22,267
  Net income (loss).........   (1,521)    2,731     9,348
  Company's interest in net
     income.................       --       848     4,308

     The Company's share of undistributed earnings of unconsolidated affiliates included in retained earnings was $5,156 at December 29, 1996.

5.  ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 29,
                                                                  1995           1996
                                                              ------------   ------------
Accrued interest............................................    $ 3,934        $    --
Accrued taxes...............................................      3,740          4,658
Accrued payroll and related benefits........................      3,205          3,304
Other.......................................................      2,908          2,946
                                                                -------        -------
                                                                $13,787        $10,908
                                                                =======        =======

6.  NOTES PAYABLE

     Notes payable are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 29,
                                                                  1995           1996
                                                              ------------   ------------
$60,000 10% Senior subordinated notes due 2000(1)...........    $46,250        $    --
Bank note due 2000(1).......................................      5,271             --
Capital lease payable.......................................         --          3,897
Other notes payable.........................................      1,182          4,378
                                                                -------        -------
                                                                 52,703          8,275
Less current portion........................................       (708)          (746)
                                                                -------        -------
                                                                $51,995        $ 7,529
                                                                =======        =======

---------------

(1) Notes retired with proceeds from initial public offering.

     In August 1995, the Company issued $60,000 10% Senior Subordinated Notes (the "Notes") due 2000 with warrants to purchase Class A common stock (see Note
8). The Notes are carried on the balance sheet at December 31, 1995 at $46,250, net of unamortized discount of $13,750. In connection with the initial public offering of stock, the Company repaid the Notes from a portion of the offering's proceeds. The Company incurred a one-time extraordinary charge of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of the Notes.

     During fiscal 1994, 1995 and 1996, approximately $1,346, $4,956 and $3,891, respectively, was charged to interest expense and approximately $115 and $953 in fiscal 1995 and 1996 of interest was capitalized to leasehold improvements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

     Aggregate principal amounts maturing in each of the five fiscal years subsequent to fiscal 1996 and thereafter are summarized as follows:

                           FISCAL
                           ------
1997........................................................  $  746
1998........................................................     431
1999........................................................     380
2000........................................................     374
2001........................................................     406
Thereafter..................................................   5,938

7.  NOTES PAYABLE TO STOCKHOLDERS

     Notes payable to stockholders (former PHL general partners) totaling $4,500 at December 31, 1995 bore interest at the prime rate (8.5% at December 31, 1995), were due on demand with interest payable in quarterly installments, and were subordinated to the PHIL notes. Accrued interest payable at December 31, 1995 was $98.

     During 1993, a stockholder (a former PHL limited partner) agreed to provide $45,000 to the Company in construction loans. The Company received $15,000 in September 1993, January 1994 and May 1994 and issued three $15,000 10% notes payable to PHIL, secured by the Company's assets, with interest payable quarterly. Each note was scheduled to mature five years from its funding date.

     In August 1994, the Company entered into a 10% $1,250 promissory note agreement with PHIL secured by the Company's assets. Interest was payable quarterly and the principal balance was payable on demand at any time after February 1997.

     In September 1994, the Company issued a $20,000 10% promissory note payable to PHIL, secured by the Company's assets, due December 1996. Interest was payable quarterly. Accrued interest payable to PHIL related to the Notes was $1,656 at December 31, 1995.

     All notes due to stockholders and PHIL were repaid in fiscal 1996 from the proceeds of the initial public offering of stock.

     During fiscal 1995, the principal stockholders or their affiliates advanced or guaranteed various loans and credit facilities to the Company totaling $21,600 at an effective interest rate of 20%. These borrowings and accrued interest were repaid with proceeds of the Notes.

     During fiscal 1994, 1995 and 1996, approximately $4,300, $7,705 and $2,202, respectively, was charged to interest expense and approximately $1,000, $719 and $145, respectively, of interest was capitalized to leasehold improvements.

8.  STOCKHOLDERS' EQUITY AND REDEEMABLE WARRANTS

  Stockholders' Equity

     Since inception, the Company has entered into agreements with various celebrities and entertainment industry executives whereby they were granted nonforfeitable property rights to participate in the Company's ownership (the "Participation Interests"). The Participation Interests were subject to certain transferability restrictions but, at the election of the recipients, the Participation Interests were exchangeable for ownership rights in the Company. During fiscal 1994, Participation Interests totaling approximately .1% of the Company's stockholders' equity were issued. The estimated fair value of the Participation Interests totaling $50 was charged to expense. In connection with the Reorganization, all Participation Interests issued since inception (totaling 16% of the Company's aggregate equity ownership) were contributed to PHII in exchange

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES for 12,783,333 shares of Class A common stock. The Class A common stock exchanged for the Participation Interests contain restrictions as to transferability of the shares.

     On January 1, 1995, the Company issued 1,333,333 shares of Class A common stock to certain employees, including 466,666 shares issued under a participation agreement with an employee dated January 1, 1994. The shares are restricted and cannot be transferred or sold unless the Company waives its right of first refusal to purchase any shares. The shares are subject to forfeiture by the employee in the event the employee is no longer employed by the Company. The forfeiture restriction lapses generally over a five year period. The shares were valued at their estimated market value totaling $1,100. Compensation expense is recognized over the vesting period. Deferred compensation expense has been reflected as a reduction of stockholders' equity.

     In April 1996, the Company completed an initial public offering of 12,406,452 shares of common stock at an offering price of $18.00 per share, including 1,618,233 shares from the exercise of the Underwriters' over allotment option. The Company received net proceeds of approximately $193.1 million.

  Redeemable Warrants

     In connection with the issuance of the Notes in fiscal 1995, the Company issued warrants to purchase up to 5,112,765 shares of common stock at an exercise price of $0.01 per share. The proceeds of the offering were allocated between the Notes and warrants based upon their fair values at the date of issuance. The number of shares which may be purchased upon exercise of the warrants were subject to increase or decrease by up to 50% based upon the total rate of return to the holders upon repayment of the Notes, including the fair value of the warrants at the date they become exercisable or are deemed exercised. The warrants became exercisable upon the repayment of the Notes. The number of warrants which may be exercised were reduced by 50% to 2,556,383 based upon the total rate of return to the holders at the date of repayment of the Notes. In connection with the initial public offering of stock in fiscal 1996, warrants to purchase 788,219 shares were exercised. In 1996, the Company filed a registration statement to register the shares issued upon the exercise of the remaining warrants.

  Stock Options

     During 1995, the Board of Directors adopted the 1995 Stock Option Award and Incentive Plan ("1995 Stock Plan"). The 1995 Stock Plan calls for up to 4,000,000 shares of Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Stock Plan was amended to provide for 5,000,000 shares of Class A common stock to be available. Under the 1995 Stock Plan, options and/or stock appreciation rights may be granted to officers and employees of the Company, and certain of the Company's independent contractors, to purchase Class A common stock. During 1995 and 1996, options to purchase 1,130,733 and 3,051,161 shares, respectively, of Class A common stock were granted under the 1995 Stock Plan at the estimated fair market value at the date of grant. These options vest and are exercisable over a period of four years and expire five years from the date of grant.

     During 1995, the Board of Directors adopted the 1995 Celebrity Stock Option Award and Incentive Plan ("1995 Celebrity Plan"). The 1995 Celebrity Plan calls for up to 4,000,000 shares of the Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Celebrity Plan was amended to provide for 6,000,000 shares of Class A common stock to be available. Under the 1995 Celebrity Plan, options and/or stock appreciation rights may be granted to celebrities to purchase Class A common stock. During 1995 and 1996, options to purchase 2,250,000 and 1,895,000 shares, respectively, of Class A common stock were granted under the 1995 Celebrity Plan at the estimated fair market value at the date of grant. These options vest and are exercisable over a period of four

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES years and expire five years from the date of grant. During fiscal 1995 and 1996, $140 and $1,268, respectively, was charged to expense relating to the grants.

                                                     STOCK PLAN                 CELEBRITY PLAN
                                              -------------------------    -------------------------
                                                             WEIGHTED                     WEIGHTED
                                               NUMBER        AVERAGE        NUMBER        AVERAGE
                                              OF SHARES    OPTION PRICE    OF SHARES    OPTION PRICE
                                              ---------    ------------    ---------    ------------
Granted during 1995 and outstanding at
  December 31, 1995.........................  1,130,733       $ 7.88       2,250,000       $ 7.88
Exercisable at December 31, 1995............         --                           --
Available for grant at December 31, 1995....  2,869,267                    1,750,000
Granted during 1996.........................  3,051,161        18.70       1,895,000        17.65
Cancelled...................................   (440,579)       11.08         (50,000)        7.88
Outstanding at December 29, 1996............  3,741,315        16.34       4,095,000        12.40
Exercisable at December 29, 1996............         --                           --
Available for grant at December 29, 1996....  1,258,685                    1,905,000

     The following tables summarize the stock options outstanding at December 29, 1996:

EMPLOYEES:

                      NUMBER         WEIGHTED-AVERAGE
   RANGE OF       OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE
EXERCISE PRICES  DECEMBER 29, 1996   CONTRACTUAL LIFE    EXERCISE PRICE
---------------  -----------------   ----------------   ----------------
     $7.88             836,751           3 Years             $ 7.88
  14.00-15.00          221,664           3 Years              14.27
  19.00-21.63        2,682,900           4 Years              19.14

CELEBRITIES:

                      NUMBER         WEIGHTED-AVERAGE
   RANGE OF       OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE
EXERCISE PRICES  DECEMBER 29, 1996   CONTRACTUAL LIFE    EXERCISE PRICE
---------------  -----------------   ----------------   ----------------
     $7.88           2,200,000       3 Years....             $ 7.88
  14.00-15.00        1,140,000       3 Years....              14.42
  19.00-24.00          755,000       4 Years....              22.51

     The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the 1995 Stock Plan. Had compensation cost for the 1995 Stock Plan been determined based on the fair value at the date of grant for awards in 1995 and 1996 consistent with the provisions of FAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                                              FISCAL    FISCAL
                                                               1995      1996
                                                              -------   -------
Net income -- as reported...................................  $20,727   $37,659
Net income -- pro forma.....................................   20,622    36,490
Earnings per share -- as reported...........................      .24       .37
Earnings per share -- pro forma.............................      .24       .35

     The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 33%; risk free interest rates of 5.95%; and expected lives of 4 years. The weighted-average fair value of options granted during the year was $1.63 for fiscal 1995 and $6.83 for fiscal 1996.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

9. FRANCHISE REVENUES

     In December 1992, the Company entered into an agreement with PH Asia, an entity controlled by the majority stockholder of PHIL's stockholder, whereby PH Asia was granted the right to license the Planet Hollywood name and rights within a number of countries, primarily in the Pacific Rim. The agreement provided that PH Asia would pay continuing royalty fees and, for certain territories, PH Asia and the Company would share initial franchise fees. In connection with the Reorganization, the Company received a 50% interest in PH Asia, the obligation to pay royalty fees was canceled and PH Asia received the right to retain 100% of the initial franchise fees for certain territories. In 1996, PH Asia opened four franchise units, and the Company received the initial franchise fee revenue for three of the units opened.

     In 1993, the Company terminated the franchise agreement for the Planet Hollywood Cancun location and two additional undeveloped Mexican sites for non-payment of fees. The Company commenced legal proceedings to prohibit the use of the Company's trademarks. The Company received an injunction against the defendants who filed an appeal and posted a $1,000 surety bond. During 1994, the Company was awarded $2,600 in damages by an arbitration panel. In December 1994, the Company acquired the assets of the Cancun location for $5,600 with a note payable of $4,600 and the proceeds from the $1,000 surety bond. The Company recognized $1,000 from the arbitration award as royalty revenues in 1994. The Cancun location was sold to ECE in June 1995 (see Note 2).

     During 1995, the Company entered into a franchise agreement with ECE, an affiliated company (see Note 4), which allows ECE to develop and operate up to five Planet Hollywood units and up to ten Official All Star Cafe units in Mexico. Upon Company approval, ECE may open an additional five Planet Hollywood units. In 1996, ECE opened 5 franchise units. ECE pays continuing royalty fees as defined in the agreement.

     In December 1995, the Company terminated a site franchise agreement of an existing franchisee and purchased the franchise rights to four undeveloped locations. The Company assumed certain liabilities and lease obligations relating to the four undeveloped locations. In consideration for the franchise rights, the Company will pay the seller an amount equal to a multiple of each unit's first year profits less the costs to develop and open the site, as defined. The franchisee forfeited the nonrefundable initial franchise fees of $2,000 each for the four sites. These unearned franchise fees are included in deferred credits and any consideration paid for the four sites will be offset against each site's related unearned franchise fee.

     The number of franchised units opened are summarized as follows:

FISCAL   FISCAL   FISCAL
 1994     1995     1996
------   ------   ------
  3        6        21

10. INCOME TAXES

     As a result of the Reorganization, the Company became a taxable corporation on January 1, 1995. Accordingly, deferred income taxes were recorded to reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes for January 1, 1995, December 31, 1995 and December 29, 1996.

     The sources of income before income taxes are presented as follows:

                                                              FISCAL    FISCAL
                                                               1995      1996
                                                              -------   -------
United States...............................................  $18,977   $47,370
Foreign.....................................................    2,625    28,346
                                                              -------   -------
Income before taxes.........................................  $21,602   $75,716
                                                              =======   =======

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

     The income tax provision (benefit) consists of the following:

                                                              FISCAL    FISCAL
                                                               1995      1996
                                                              -------   -------
Current:
  Federal...................................................  $ 5,949   $12,616
  State and local...........................................    1,857     1,472
  Foreign...................................................    1,592     3,168
                                                              -------   -------
                                                                9,398    17,256
                                                              =======   =======
Deferred:
  Federal...................................................   (7,586)    2,941
  State and local...........................................     (937)    1,448
                                                              -------   -------
                                                               (8,523)    4,389
                                                              -------   -------
                                                              $   875   $21,645
                                                              =======   =======

     Income tax expense included in the financial statements is as follows:

                                                              FISCAL   FISCAL
                                                               1995     1996
                                                              ------   -------
Continuing operations.......................................   $875    $27,636
Extraordinary item..........................................     --     (5,991)
                                                               ----    -------
                                                               $875    $21,645
                                                               ====    =======

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 29,
                                                                  1995           1996
                                                              ------------   ------------
Deferred tax assets:
  Preopening costs..........................................    $ 7,081        $  6,483
  Deferred credits..........................................      6,779           6,584
  Accrued expenses..........................................        701             588
  Deferred rental expense...................................      2,308           3,977
  Net operating loss carryforward...........................        925           1,034
  Tax credits carryforward..................................        201             269
  Other.....................................................        174             410
                                                                -------        --------
                                                                 18,169          19,345
                                                                -------        --------
Deferred tax liabilities:
  Depreciation and amortization.............................     (7,113)        (12,893)
  Deferred compensation.....................................       (305)           (104)
  Other.....................................................        (45)            (31)
                                                                -------        --------
                                                                 (7,463)        (13,028)
                                                                -------        --------
Net deferred tax asset......................................    $10,706        $  6,317
                                                                =======        ========

     The valuation allowance for the deferred tax asset as of January 1, 1995 was $8,478. The allowance was decreased in fiscal 1995 due to the taxable income generated by the Company in fiscal 1995 and the expectation of sufficient taxable income in the future to utilize the deductible temporary differences and carryforwards.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

     Reconciliation of the federal statutory tax rate and the effective tax rate is as follows:

                                                              FISCAL   FISCAL
                                                               1995     1996
                                                              ------   ------
Federal statutory tax rate..................................  35.0%    35.0%
Nondeductible expenses......................................    2.2      0.6
Tax benefit of foreign operations...........................   (1.3)    (1.8)
State and local income taxes, net of federal tax benefit....    5.7      3.2
Utilization of tax loss carryforward........................   (1.4)      --
Tax credits.................................................   (2.4)    (1.2)
Valuation allowance.........................................  (35.4)      --
Other.......................................................    1.7      0.7
                                                              -----     ----
Effective tax rate..........................................   4.1%    36.5%
                                                              =====     ====

     The amount of federal operating loss carryforwards generated by certain subsidiaries prior to their acquisition was $2,685 with expiration dates through the fiscal year 2011. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration.

     Provision has not been made for United States or foreign taxes on the undistributed earnings of foreign affiliates, as those earnings are considered to be permanently invested. It is not practicable to estimate the amount of the tax on such earnings. Such earnings would become taxable upon the sale or liquidation of the investment in these foreign affiliates or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's United States tax liability.

11.  COMMITMENTS AND CONTINGENCIES

  Leases

     Future minimum lease payments under the terms of operating and capital lease agreements at December 29, 1996 are as follows:

                                                              OPERATING   CAPITAL
                                                              ---------   -------
1997........................................................  $ 29,082    $   400
1998........................................................    32,445        400
1999........................................................    32,550        400
2000........................................................    32,836        400
2001........................................................    32,889        400
Thereafter..................................................   604,361      9,794
Less: amount representing interest..........................               (7,897)
                                                                          -------
Present value of net minimum lease payments.................              $ 3,897
                                                                          =======

     Rent expense approximated $9,000, $23,900 and $25,900 for fiscal 1994, 1995 and 1996, respectively. Included in fiscal 1994, 1995 and 1996 rent expense is approximately $1,600, $7,300 and $8,600, respectively, of contingent rental payments.

  Credit Facility

     In December 1995, the Company obtained a commitment for an unsecured $50,000 two-year revolving credit facility issued by a consortium of banks. The agreement provides for an annual 1/4% commitment fee and

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES contains various covenants which require the maintenance of specified debt to equity and interest coverage ratios. During 1996, the Company made no drawings on the credit facility.

  Other

     In connection with the construction and development of future restaurants, the Company has entered into various construction contracts. As of December 29, 1996, these outstanding contract commitments totaled approximately $14,510.

     The Company has an unsecured line of credit of $5,000 available for general purposes and to fund letters of credit. There was no outstanding balance under the line of credit at December 29, 1996. Additionally, the Company had no amounts outstanding under letter of credit agreements.

  Litigation

     In 1995, the Company settled certain lawsuits which in the aggregate cost $1,500, net of insurance recoveries.

     The Company is a defendant in certain lawsuits for which counsel has been retained. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect upon the financial condition or results of operations of the Company.

12.  RELATED PARTY TRANSACTIONS

     In December 1994, the Company transferred ownership of an aircraft to a company owned by two of the Company's stockholders. The transportation equipment was leased to the Company on a month-to-month basis, and the debt assumed by the stockholders was guaranteed by the Company. The results of operations for this company are included in the Company's consolidated results until June 1995, when the Company repurchased the aircraft at its book value. No gain or loss was recognized on the transactions.

     Certain of the Company's officers and employees were employed by a service company owned by the Company's president and stockholder. The service company's expenses were allocated to the Company and other entities based upon the employees' time spent on each entity. During fiscal 1994 and 1995, the Company was allocated $502 and $890. During fiscal 1996, the Company paid officers' and employees' salaries directly.

     During 1995, a company that is controlled by a director and stockholder of the Company and is an affiliate of PHIL, bought the franchise rights to develop one Planet Hollywood unit in the Philippines for $2,000.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

13.  OTHER FINANCIAL DATA

  Geographic Segment Data

     Condensed financial information, summarized by geographic area, is as follows:

                                                UNITED               OTHER
                                                STATES    EUROPE    AREAS(1)   CORPORATE(2)    TOTAL
                                               --------   -------   --------   ------------   --------
Revenues
  1996.......................................  $305,221   $67,824    $  319      $    --      $373,364
  1995.......................................   228,833    36,150     5,623           --       270,606
  1994.......................................   103,570    22,362        --           --       125,932
Operating Income (Loss)
  1996.......................................    71,282     3,972        65        4,308        79,627
  1995.......................................    27,828     5,284     1,988          848        35,948
  1994.......................................    (8,465)    3,568       (18)          --        (4,915)
Identifiable Assets
  1996.......................................   297,470    41,241     2,704       59,845       401,260
  1995.......................................   185,058    34,020        --       21,107       240,185
  1994.......................................   119,225    10,433     6,567        8,698       144,923

---------------

(1) Includes Mexico and Canada
(2) Corporate assets include cash and cash equivalents and investment in unconsolidated affiliates. Corporate operating income includes equity in earnings in unconsolidated affiliates.

  Direct Revenues and Cost of Sales

     Direct revenues and cost of sales are summarized as follows:

                                                      FISCAL      FISCAL      FISCAL
                                                       1994        1995        1996
                                                     --------    --------    --------
Direct revenues:
  Food and beverage................................  $ 78,377    $160,997    $222,481
  Merchandise......................................    41,826     104,051     124,955
                                                     --------    --------    --------
                                                     $120,203    $265,048    $347,436
                                                     ========    ========    ========
Cost of sales:
  Food and beverage................................  $ 19,891    $ 38,537    $ 50,190
  Merchandise......................................    15,401      37,925      43,236
                                                     --------    --------    --------
                                                     $ 35,292    $ 76,462    $ 93,426
                                                     ========    ========    ========

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

14.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              FISCAL    FISCAL    FISCAL
                                                               1994      1995      1996
                                                              ------    ------    -------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
  Issuance of common stock for the purchase of minority
     interests..............................................  $   --    $   --    $35,185
  Issuance of note payable for redemption of minority
     interest...............................................   1,531        --         --
  Additions to property and equipment, construction in
     process and other assets included in accounts payable
     and accrued expenses...................................   5,054     3,821     12,538
  Capital lease.............................................      --        --      3,900
  Sale of franchise in exchange for equity interest in
     unconsolidated affiliate...............................      --       661         --
  Transfer of deposit to minority interest contributions....     200       500         --
  Purchase of franchise for assumption of franchisee
     liabilities............................................      --        --      3,181
  Transfer of deposit to notes payable to shareholders......   1,250        --         --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest, net of amount
     capitalized............................................   2,234     7,605     10,132
  Cash paid for income taxes................................      --     7,518     13,398

15.  QUARTERLY DATA (UNAUDITED)

     Summarized quarterly data for 1995 and 1996 are as follows:

                                                   FISCAL 1995 -- QUARTERS ENDED
                                          ------------------------------------------------
                                          APR. 2    JUNE 30   OCT. 1    DEC. 31    TOTAL
                                          -------   -------   -------   -------   --------
Revenues................................  $51,765   $65,784   $78,060   $74,997   $270,606
Income from operations..................    5,510    12,090    12,371     5,977     35,948
Income before provision for income
  taxes.................................    3,524     9,199     8,248       631     21,602
Net income..............................    3,524     9,199     7,753       251     20,727
EPS -- net income.......................  $  0.04   $  0.11   $  0.09   $  0.00   $   0.24

                                                           FISCAL 1996 -- QUARTERS ENDED
                                                 -------------------------------------------------
                                                 MAR. 31   JUNE 30   SEP. 29    DEC. 29    TOTAL
                                                 -------   -------   --------   -------   --------
Revenues.......................................  $77,025   $85,366   $111,840   $99,133   $373,364
Income from operations.........................   10,071    18,078     29,816    21,662     79,627
Income before provision for income taxes.......    5,276    17,546     30,598    22,296     75,716
Income before extraordinary item...............    3,350    11,142     19,430    14,158     48,080
Net income.....................................    3,350       721     19,430    14,158     37,659
EPS -- income before extraordinary item........  $  0.04   $  0.11   $   0.18   $  0.13   $   0.47
EPS -- net income..............................  $  0.04   $  0.01   $   0.18   $  0.13   $   0.37

16. SUBSEQUENT EVENTS

     In November 1996, the Company entered into an agreement to purchase the net assets of a domestic franchised restaurant for $8,000. The acquisition was completed in January 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 16th, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 16th, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 16th, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 16th, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.  FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets at December 31, 1995 and December 29, 1996

     Consolidated Statements of Operations for the three years ended December 29, 1996

    Consolidated Statements of Changes in Stockholders' Equity from December 31, 1993 to December 29, 1996

     Consolidated Statements of Cash Flows for the three years ended December 29, 1996

     Notes to the Consolidated Financial Statements

2.  FINANCIAL SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Financial Statements of a 50% owned company have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount, and the investment in and advances to the company is less than 20% of consolidated total assets.

3.  EXHIBITS

EXHIBIT
NUMBER                               TITLE
-------                              -----
 3.1*     Restated Certificate of Incorporation of the Registrant
 3.2*     First Amended and Restated Bylaws of the Registrant
 4.2*     Revolving Credit Agreement dated as of January 29, 1996
          among the Registrant and SunTrust Bank
10.1*     Form of Master Franchise Agreement
10.2*     Form of Memorabilia Lease
10.3*     Form of License Agreement
10.4*     Asset Purchase Agreement dated November 8, 1995 between the
          Registrant and America Europe Asia International Trade and
          Management Consultants, Ltd.
10.5*     Ground Lease Agreement between Lake Buena Vista
          Communications, Inc. And Planet Hollywood (Orlando), Inc.
10.6*     License Agreement dated as of December 4, 1992, by and
          between the Registrant and Planet Hollywood (Asia) Pte. Ltd.
10.7*     First Amendment to the License Agreement dated as of July 1,
          1995, by and between the Registrant and Planet Hollywood
          (Asia) Pte. Ltd.
10.8*     Form of Master Franchise Agreement for All Star Cafe, Inc.
10.9*     Form of Letter Agreement, dated February 15, 1996, among
          stockholders of All Star Cafe, Inc.
10.10*    Joint Venture Agreement dated December 9, 1994, between
          Marvel Restaurant Venture Corp. And EBCO Management, Inc.
10.11*    License Agreement dated March 19, 1996, between Marvel
          Entertainment Group, Inc. and M Restaurant Venture
10.12*    1995 Celebrity Stock Award and Incentive Plan
10.13*    1995 Stock Award and Incentive Plan
10.14*    Form of Stock Option Award Agreement for options granted
          under the 1995 Celebrity Stock Award and Incentive Plan
10.15*    Form of Stock Option Award Agreement for options granted
          under the 1995 Stock Award and Incentive Plan
10.16*    Employment Agreement dated August 8, 1995, between the
          Registrant and Robert Earl
10.17*    Employment Agreement dated January 1, 1993, between the
          Registrant and Keith Barish
10.18*    Letter Agreement dated March 18, 1994, between the
          Registrant and Kraft Foodservice, Inc.
11        Computation of Earnings Per Share
21.1      Subsidiaries (as of March 24, 1997)
24.1      Powers of Attorney (included in signature page)
27.1      Financial Data Schedule (for SEC use only)

---------------

* Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1 previously filed by the Registrant (file no. 333-1490)

  (B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27 day of February, 1997.

                                        PLANET HOLLYWOOD INTERNATIONAL, INC.

                                        By:        /s/ ROBERT I. EARL

                                        ----------------------------------------
                                                     Robert I. Earl
                                         President and Chief Executive Officer

                                        By:        /s/ THOMAS AVALLONE

                                        ----------------------------------------
                                                    Thomas Avallone
                                            Executive Vice President, Chief
                                                   Financial Officer
                                              and Chief Accounting Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Robert I. Earl and or Scott Johnson to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27 day of February, 1997.

                  /s/ KEITH BARISH                                      /s/ ROBERT I. EARL
-----------------------------------------------------  -----------------------------------------------------
                    Keith Barish                                          Robert I. Earl
         Chairman of the Board of Directors               President, Chief Executive Officer and Director
                      Director

                 /s/ THOMAS AVALLONE                                     /s/ ISADORE SHARP
-----------------------------------------------------  -----------------------------------------------------
                   Thomas Avallone                                         Isadore Sharp
Executive Vice President, Chief Financial Officer and                        Director
                      Director

                 /s/ ROBERT KRASNOW                                      /s/ ONG BENG SENG
-----------------------------------------------------  -----------------------------------------------------
                   Robert Krasnow                                          Ong Beng Seng
                      Director                                               Director

                /s/ CLAUDIO GONZALEZ                                    /s/ MARK MCCORMACK
-----------------------------------------------------  -----------------------------------------------------
                  Claudio Gonzalez                                        Mark McCormack
                      Director                                               Director

               /s/ MICHAEL L. TARNOPOL
-----------------------------------------------------
                 Michael L. Tarnopol
                      Director