Form 10-Q
period 1997-03-30
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1997-05-12
CIK 1008597

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997
                                        OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM --------------- TO
           ---------------

                        COMMISSION FILE NUMBER 00028230

                          ---------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 9, 1997, there were 97,019,563 shares of the registrant's Common Stock outstanding.

================================================================================

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                                     INDEX

Part I  FINANCIAL INFORMATION
         Item 1.  Financial Statements........................................    3
                  Condensed Consolidated Balance Sheets -- March 30, 1997 and
                  December 29, 1996...........................................    3
                  Condensed Consolidated Statements of Operations -- Thirteen
                  weeks
                  ended March 30, 1997 and March 31, 1996.....................    4
                  Condensed Consolidated Statements of Cash Flows -- Thirteen
                  weeks
                  ended March 30, 1997 and March 31, 1996.....................    5
                  Notes to Condensed Consolidated Financial Statements........    6
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and
                  Results of Operations.......................................    7
Part II  OTHER INFORMATION
         Item 6.  Exhibits and Reports on Form 8-K............................    9
                  Signature Page..............................................   10

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                               MARCH 30,     DECEMBER 29,
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 24,895       $ 49,831
  Accounts receivable.......................................      27,199         22,697
  Inventories...............................................      21,029         20,604
  Prepaid expenses..........................................       7,062          5,479
  Other current assets......................................      14,676         15,262
                                                                --------       --------
          Total current assets..............................      94,861        113,873
Property and equipment, net.................................     264,060        246,255
Goodwill....................................................      31,106         25,779
Investment in affiliated entities...........................      13,211         10,013
Other assets, net...........................................       2,772          5,340
                                                                --------       --------
                                                                $406,010       $401,260
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 40,792       $ 52,576
  Notes payable -- current..................................         746            746
                                                                --------       --------
          Total current liabilities.........................      41,538         53,322
Deferred rentals............................................      10,440         10,329
Notes payable and other.....................................       7,405          8,378
Deferred credits............................................      23,600         17,100
                                                                --------       --------
          Total liabilities.................................      82,983         89,129
                                                                --------       --------
Stockholders' equity:
  Common stock -- Class A...................................         960            960
  Common stock -- Class B...................................         115            115
  Capital in excess of par value............................     253,180        252,695
  Deferred compensation.....................................        (475)          (525)
  Retained earnings.........................................      68,922         58,386
  Cumulative currency translation adjustment................         325            500
                                                                --------       --------
          Total stockholders' equity........................     323,027        312,131
                                                                --------       --------
                                                                $406,010       $401,260
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                               THIRTEEN WEEKS ENDED
                                                              ----------------------
                                                              MARCH 30,    MARCH 31,
                                                                1997         1996
                                                              ---------    ---------
Revenues....................................................  $101,647     $ 77,025
                                                              --------     --------
Costs and expenses:
  Cost of sales.............................................    26,685       20,706
  Operating expenses........................................    47,046       35,167
  General and administrative expenses.......................     6,274        4,955
  Depreciation and amortization.............................     8,346        6,874
                                                              --------     --------
                                                                88,351       67,702
                                                              --------     --------
Income from operations......................................    13,296        9,323
                                                              --------     --------
Non-operating expense (income):
  Interest, net.............................................      (462)       4,031
  Equity in income of unconsolidated affiliates.............    (3,100)        (748)
  Minority interests........................................        --          764
                                                              --------     --------
                                                                (3,562)       4,047
                                                              --------     --------
Income before income taxes..................................    16,858        5,276
Provision for income taxes..................................     6,322        1,926
                                                              --------     --------
Net income..................................................  $ 10,536     $  3,350
                                                              ========     ========
Earnings per share:
  Net income................................................  $   0.10     $   0.04
                                                              ========     ========
Weighted average shares outstanding.........................   109,655       86,814
                                                              ========     ========
Supplemental pro forma earnings per share(A):
  Earnings per share -- net income..........................               $   0.06
                                                                           ========
Weighted average shares outstanding.........................                101,532
                                                                           ========

---------------

(A) Supplemental pro forma earnings per share gives effect to the prepayment of certain indebtedness by application of a portion of the net proceeds from the Initial Public Offering, as if the prepayment had occurred at the beginning of the fiscal year.

   The accompanying notes are an integral part of these financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                               THIRTEEN WEEKS ENDED
                                                              ----------------------
                                                              MARCH 30,    MARCH 31,
                                                                1997         1996
                                                              ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  8,881     $ 11,802
                                                              --------     --------
Cash flows from investing activities:
  Additions to property and equipment.......................   (25,585)     (17,466)
  Purchase of restaurant from franchisee....................    (8,011)          --
  Other.....................................................       (98)          --
                                                              --------     --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (33,694)     (17,466)
                                                              --------     --------
Cash flows from financing activities:
  Change in restricted cash and investments.................        --           69
  IPO costs and financing costs capitalized.................        --       (1,050)
  Deferred financing costs..................................        --         (162)
  Repayment of notes payable................................      (123)         (40)
                                                              --------     --------
NET CASH USED IN FINANCING ACTIVITIES.......................      (123)      (1,183)
                                                              --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (24,936)      (6,847)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    49,831       14,923
                                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 24,895     $  8,076
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

     The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 29, 1996. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

     Supplemental pro forma earnings per share gives effect to the repayment of certain indebtedness by application of a portion of the net proceeds from the initial public offering, as if the prepayment had occurred at the beginning of the 1996 fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  Three months ended March 30, 1997 compared to three months ended March 31,
1996

     Revenues. Total revenues increased to $101.6 million for the three months ended March 30, 1997 from $77.0 million for the three months ended March 31, 1996, an increase of $24.6 million or 31.9%.

     Direct revenues increased 31.1% from $75.2 million for the three months ended March 31, 1996 to $98.6 million for the three months ended March 30, 1997, due primarily to the opening of fifteen Company-owned units after the first quarter of fiscal 1996 (including the acquisition of two franchised units), with two units opening in the three months ended March 30, 1997. Direct revenues on a same unit basis decreased 1% from $57.9 million for the three months ended March 31, 1996 to $57.3 million for the three months ended March 30, 1997. As a percentage of Direct Revenues, merchandise sales for all Company-owned units increased from 36.4% for the three months ended March 31, 1996 to 37.5% for the three months ended March 30, 1997, due to the continued worldwide awareness of the brand and the introduction of new merchandise lines which have been successful. Franchise fees were $1.0 million for the three months ended March 31, 1996 and $1.5 million for the period ending March 30, 1997. Royalties increased from $.8 million for the three months ended March 31, 1996 to $1.6 million for the three months ended March 30, 1997, due primarily to the opening of seventeen franchised Planet Hollywood and All Star units after the first quarter of fiscal 1996.

     Costs and expenses. Food and beverage costs decreased from 22.9% of food and beverage revenues for the three months ended March 31, 1996 to 22.7% for the three months ended March 30, 1997, primarily as a result of continued improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs decreased from 35.6% of merchandise revenues for the three months ended March 31, 1996 to 34.4% for the three months ended March 30, 1997 primarily as a result of improved buying power and favorable negotiation with suppliers. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 46.8% of Direct Revenues for the three months ended March 31, 1996 to 47.7% for the three months ended March 30, 1997, primarily due to the effect of the opening of Company-owned units in Europe, which generally have higher operating costs, since the first quarter of 1996.

     General and administrative expenses increased from $5.0 million for the three months ended March 31, 1996 to $6.3 million for the three months ended March 30, 1997, due primarily to the continued expansion of the Corporate infrastructure. As a percent of total revenues, general and administrative expenses decreased from 6.4% for the three months ended March 31, 1996 to 6.2% for the three months ended March 30, 1997, as a result of the larger number of units in operation during the first quarter of fiscal 1997. Depreciation and amortization increased 21.4% from $6.9 million for the three months ended March 31, 1996 to $8.3 million for the three months ended March 30, 1997, due primarily to the larger number of units in operation during the first quarter of fiscal 1997. As a percent of total revenues, depreciation and amortization costs were 8.9% for the three months ended March 31, 1996 and 8.2% for the three months ended March 30, 1997.

     Interest, net. For the three months ended March 31, 1996, net interest expense was $4.0 million. Due to the repayment of Company debt in the second quarter of 1996 as a result of the initial public offering and the investment of excess cash, the Company realized net interest income of $.5 million for the three months ended March 30, 1997.

     Equity in Income of Unconsolidated Affiliates. Equity in income of unconsolidated affiliates increased from $.7 million for the three months ended March 31, 1996 to $3.1 million for the three months ended March 30, 1997, which was attributable to numerous unit openings by the Company's minority investments in ECE and PH Asia, since the first quarter in 1996.

     Other. Minority interests decreased from $.8 million for the three months ended March 31, 1996 to zero for the three months ended March 30, 1997, due to the Company's acquisition of all minority interests in the second quarter of 1996.

     Provision for Income Taxes. The provision for income taxes was $1.9 million or 36.5% of pretax income for the three months ended March 31, 1996. For the three months ended March 30, 1997, the Company recorded a provision for income taxes of $6.3 million or 37.5% of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in investing activities in the first quarter of fiscal 1996 and 1997 was $17.5 million and $33.7 million, respectively. The increase was primarily the result of the Company purchasing a domestic franchised unit during the first quarter of fiscal 1997. Capital expenditures for the first quarter of fiscal 1996 and 1997 were $17.5 million and $25.6 million, respectively.

     Net cash used in financing activities in the first quarter of fiscal 1996 and 1997 was $1.2 million and $0.2 million, respectively. First quarter fiscal 1996 was greater due to costs incurred related to the April 1996 initial public offering of the Company's stock.

     Net cash provided by operating activities in the first quarter of fiscal 1996 and 1997 was $11.8 million and $8.9 million, respectively. The reduction mostly relates to greater working capital requirements in the first quarter of fiscal 1997.

     In March 1997, the Company entered into a strategic alliance with a Saudi Arabian investor which provides for the development of 34 Planet Hollywood restaurant-merchandise units in 23 countries throughout the Middle East and Europe. The franchise agreement provided that the investor pay the Company $8.0 million for six sites in April 1997. Additional franchise fees will be payable under the terms of the franchise agreement. Additionally, in conjunction with the alliance, the investor agreed to purchase 1% of the Company's total common stock outstanding directly from the Company for approximately $20.0 million. These funds were received by the Company in April 1997.

     The Company expects that cash on hand, cash generated from operations and funds available under the Credit Agreement will be sufficient to meet its capital requirements.

                                    PART II

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

                                          PLANET HOLLYWOOD
                                          INTERNATIONAL, INC. (Registrant)

                                          By:        /s/  ROBERT EARL
                                             -----------------------------------
                                                        Robert Earl
                                               President and Chief Executive
                                                           Officer
Date: May 13, 1997

                                          By:      /s/  THOMAS AVALLONE
                                             -----------------------------------
                                                      Thomas Avallone
                                                  Chief Financial Officer
Date: May 13, 1997