Form 10-Q
period 1997-06-29
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1997-08-12
CIK 1008597

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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

                            Yes   X       No
                                ----          ----

     As of August 8, 1997, there were 97,019,563 shares of the registrant's Class A Common Stock outstanding and 11,764,144 shares of the registrant's Class B Common Stock outstanding.

================================================================================

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                                     INDEX

PART I  FINANCIAL INFORMATION

    Item 1 --   Financial Statements....................................................    3
                Condensed Consolidated Balance Sheets -- June 29, 1997 and December 29,
                1996....................................................................    3
                Condensed Consolidated Statements of Operations -- Thirteen Weeks and
                Twenty-Six Weeks ended June 29, 1997 and June 30, 1996..................    4
                Condensed Consolidated Statements of Cash Flows -- Twenty-six Weeks
                ended June 29, 1997 and June 30, 1996...................................    5
                Notes to Condensed Consolidated Financial Statements....................    6

    Item 2 --   Management's Discussion and Analysis of Financial Condition and Results
                of Operations...........................................................    7

PART II  OTHER INFORMATION

   Item  4 --   Submission of Matters to a Vote of Security Holders.....................   11

   Item  6 --   Exhibits and Reports on Form 8-K........................................   11
SIGNATURES..............................................................................   12
INDEX TO EXHIBITS.......................................................................   13

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                                       JUNE 29,     DECEMBER 29,
                                                                         1997           1996
                                                                       --------     ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................................  $ 40,416       $ 49,831
  Accounts receivable................................................    28,891         22,697
  Inventories........................................................    22,392         20,604
  Prepaid expenses...................................................     7,927          5,479
  Other current assets...............................................    14,135         15,262
                                                                       --------     ----------
          Total current assets.......................................   113,761        113,873
Property and equipment, net..........................................   294,415        250,108
Goodwill.............................................................    30,618         25,779
Investment in affiliated entities....................................    22,611         10,013
Other assets, net....................................................     2,057          1,487
                                                                       --------     ----------
                                                                       $463,462       $401,260
                                                                       ========     ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities...........................  $ 41,083       $ 52,576
  Notes payable -- current...........................................       635            746
                                                                       --------     ----------
          Total current liabilities..................................    41,718         53,322
Deferred rentals.....................................................    10,563         10,329
Deferred taxes.......................................................     3,284            849
Notes payable and other..............................................    27,186          7,529
Deferred credits.....................................................    21,600         17,100
                                                                       --------     ----------
          Total liabilities..........................................   104,351         89,129
Stockholders' equity:
  Common stock -- Class A............................................       971            960
  Common stock -- Class B............................................       115            115
  Capital in excess of par value.....................................   273,263        252,695
  Deferred compensation..............................................      (425)          (525)
  Retained earnings..................................................    85,208         58,386
  Cumulative currency translation adjustment.........................       (21)           500
                                                                       --------     ----------
          Total stockholders' equity.................................   359,111        312,131
                                                                       --------     ----------
                                                                       $463,462       $401,260
                                                                       ========     ==========

   The accompanying notes are an integral part of these financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                                              TWENTY-SIX WEEKS
                                                  THIRTEEN WEEKS ENDED              ENDED
                                                  ---------------------     ---------------------
                                                  JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                                    1997         1996         1997         1996
                                                  --------     --------     --------     --------
Revenues........................................  $121,892     $ 85,366     $223,539     $162,391
Costs and expenses:
  Cost of sales.................................    31,892       21,907       58,578       42,613
  Operating expenses............................    51,987       34,680       99,033       69,848
  General and administrative expenses...........     6,387        4,336       12,661        9,291
  Depreciation and amortization.................     8,476        7,021       16,822       13,895
                                                  --------     --------     --------     --------
                                                    98,742       67,944      187,094      135,647
Income from operations..........................    23,150       17,422       36,445       26,744
Non-operating expense (income):
  Interest, net.................................      (559)         260       (1,021)       4,290
  Equity in income of unconsolidated
     affiliates.................................    (2,350)        (657)      (5,450)      (1,405)
  Minority interests............................        --          272           --        1,037
                                                  --------     --------     --------     --------
Income before income taxes......................    26,059       17,547       42,916       22,822
Provision for income taxes......................     9,772        6,405       16,094        8,330
                                                  --------     --------     --------     --------
Income before extraordinary item................    16,287       11,142       26,822       14,492
Extraordinary item, net.........................        --      (10,421)          --      (10,421)
                                                  --------     --------     --------     --------
Net income......................................  $ 16,287     $    721     $ 26,822     $  4,071
                                                  ========     ========     ========     ========
Earnings per share:
  Income before extraordinary item..............  $   0.15     $   0.11     $   0.24     $   0.15
                                                  ========     ========     ========     ========
  Net income....................................  $   0.15     $   0.01     $   0.24     $   0.04
                                                  ========     ========     ========     ========
Weighted average shares outstanding.............   110,729      105,258      110,109       96,034
                                                  ========     ========     ========     ========
Supplemental pro forma earnings per share(A):
  Earnings per share before extraordinary
     item.......................................               $   0.11                  $   0.17
                                                               ========                  ========
  Earnings per share -- net income..............               $   0.01                  $   0.07
                                                               ========                  ========
  Weighted average shares outstanding...........                107,239                   101,532
                                                               ========                  ========

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

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                                           TWENTY-SIX WEEKS
                                                                                 ENDED
                                                                         ---------------------
                                                                         JUNE 29,     JUNE 30,
                                                                           1997         1996
                                                                         --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................    $ 24,391     $ 30,927
Cash flows from investing activities:
  Additions to property and equipment................................     (58,184)     (39,081)
  Investment in affiliate............................................      (6,378)          --
  Purchase of restaurant from franchisee.............................      (8,011)          --
  Other..............................................................        (346)        (321)
                                                                         --------     --------
NET CASH USED IN INVESTING ACTIVITIES................................     (72,919)     (39,402)
                                                                         --------     --------
Cash flows from financing activities:
  Change in restricted cash and investments..........................          --           69
  Distributions to minority interests................................          --         (271)
  Proceeds from issuance of common stock.............................      19,566      196,581
  Proceeds from issuance of notes payable............................      20,000           --
  Repayment of shareholder notes payable.............................          --      (70,750)
  IPO costs and financing costs capitalized..........................          --       (3,670)
  Deferred financing costs...........................................          --         (162)
  Repayment of notes payable.........................................        (453)     (65,355)
                                                                         --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................      39,113       56,442
                                                                         --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................      (9,415)      47,967
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................      49,831       14,923
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................    $ 40,416     $ 62,890
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

     The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 29, 1996. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

4.  NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is effective for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). It simplifies the standards for computing EPS and replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company plans to adopt SFAS No. 128 for the year ended December 28, 1997 and does not expect a material impact on the Company's EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance of new guests of the Company's brands and concepts as the Company continues to expand into new brands and/or regions; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

  The thirteen weeks ended June 29, 1997 compared to the thirteen weeks ended June 30, 1996

     Revenues. Total revenues increased to $121.9 million for the thirteen weeks ended June 29, 1997 from $85.4 million for the thirteen weeks ended June 30, 1996, an increase of $36.5 million or 43%. The increase in revenues is due to the Company's continued expansion through the opening of new restaurants, retailing, franchising and the sale and promotion of the Company's brands and products through strategic alliances and associations.

     Direct revenues increased 44% from $82.1 million for the thirteen weeks ended June 30, 1996 to $118.0 million for the thirteen weeks ended June 29, 1997, due primarily to the opening of 17 Company-owned units after the second quarter of fiscal 1996 (including the acquisition of two franchised units), with 5 units opening in the thirteen weeks ended June 29, 1997, and the sale of branded products. Direct revenues on a same unit basis decreased 2% from $73.1 million for the thirteen weeks ended June 30, 1996 to $71.7 million for the thirteen weeks ended June 29, 1997. The Company operates in an increasingly competitive environment with numerous themed restaurants entering many of the Company's existing markets. Additionally, the Company continues to expand into smaller markets which could adversely impact revenues of existing units. As a percentage of direct revenues, merchandise sales for the Company increased from 37.4% for the thirteen weeks ended June 30, 1996 to 37.7% for the thirteen weeks ended June 29, 1997. The increase in merchandise sales mix is due to the introduction of new product lines and the continued development of the retail distribution system. Franchise fees were $2.0 million for the thirteen weeks ended June 30, 1996 and June 29, 1997. Royalties increased from $1.3 million for the thirteen weeks ended June 30, 1996 to $1.9 million for the thirteen weeks ended June 29, 1997, due primarily to the opening of 18 franchised Planet Hollywood and Official All Star Cafe units after the second quarter of fiscal 1996.

     Costs and expenses. Food and beverage costs decreased from 22.5% of food and beverage revenues for the thirteen weeks ended June 30, 1996 to 22.3% for the thirteen weeks ended June 29, 1997. Merchandise costs increased from 33.8% of merchandise revenues for the thirteen weeks ended June 30, 1996 to 34.8% for the thirteen weeks ended June 29, 1997, primarily due to the introduction of new products. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 42.2% of direct revenues for the thirteen weeks ended June 30, 1996 to 44.1% for the thirteen weeks ended June 29, 1997. The increase in operating expenses is primarily due to the opening of Company-owned units in Europe, which generally have higher operating costs, and increased labor and benefits costs within the United States.

     General and administrative expenses increased from $4.3 million for the thirteen weeks ended June 30, 1996 to $6.4 million for the thirteen weeks ended June 29, 1997, due primarily to the continued expansion of the Corporate infrastructure to support the Company's existing and emerging concepts. As a percent of total revenues, general and administrative expenses increased from 5.1% for the thirteen weeks ended June 30, 1996 to 5.3% for the thirteen weeks ended June 29, 1997. Depreciation and amortization increased 21% from $7.0 million for the thirteen weeks ended June 30, 1996 to $8.5 million for the thirteen weeks ended June 29, 1997, due primarily to the increased number of units in operation during the second quarter of fiscal 1997. As a percent of total revenues, depreciation and amortization costs were 8.2% for the thirteen weeks ended June 30, 1996 and 7.0% for the thirteen weeks ended June 29, 1997. The decrease in depreciation and amortization is due to the continued growth of the Company, which has resulted in the depreciation and amortization costs being absorbed over a larger revenue base.

     Interest, net. The Company realized net interest income of $0.6 million for the thirteen weeks ended June 29, 1997 compared to net interest expense of $0.3 million for the thirteen weeks ended June 30, 1996. Company debt was repaid with the proceeds from the initial public offering in the second quarter of fiscal 1996.

     Equity in Income of Unconsolidated Affiliates. Equity in income of unconsolidated affiliates increased from $0.7 million for the thirteen weeks ended June 30, 1996 to $2.4 million for the thirteen weeks ended June 29, 1997, which was primarily attributable to new units and franchise openings by ECE and PH Asia since the second quarter of 1996.

     Other. Minority interests decreased from $0.3 million for the thirteen weeks ended June 30, 1996 to zero for the thirteen weeks ended June 29, 1997, due to the Company's acquisitions of all minority interests in the second quarter of 1996.

     Provision for Income Taxes. The provision for income taxes was $6.4 million or 36.5% of pretax income for the thirteen weeks ended June 30, 1996. For the thirteen weeks ended June 29, 1997, the Company recorded a provision for income taxes of $9.8 million or 37.5% of pretax income.

     Extraordinary item, net. The Company incurred an extraordinary charge in the second quarter of 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

  The twenty-six weeks ended June 29, 1997 compared to the twenty-six weeks ended June 30, 1996

     Revenues. Total revenues increased 38% from $162.4 million for the twenty-six weeks ended June 30, 1996 to $223.5 million for the twenty-six weeks ended June 29, 1997. The increase in revenues is due to the Company's continued expansion through the opening of new restaurants, retailing, franchising and the sale and promotion of the Company's brands through strategic alliances and associations.

     Direct revenues increased 38% from $157.3 million for the twenty-six weeks ended June 30, 1996 to $216.6 million for the twenty-six weeks ended June 29, 1997, due primarily to the opening of 17 Company-owned units after the second quarter of fiscal 1996 and the sale of branded products. Direct revenues on a same unit basis (22 units) decreased 2.0% from $136.9 million for the twenty-six weeks ended June 30, 1996 to $134.1 million for the twenty-six weeks ended June 29, 1997. The Company operates in an increasingly competitive environment with numerous themed restaurants entering many of the Company's existing markets. Additionally, the Company continues to expand into smaller markets which could adversely impact revenues of existing units. As a percentage of direct revenues, merchandise sales for the Company increased from 36.9% for the twenty-six weeks ended June 30, 1996 to 37.6% for the twenty-six weeks ended June 29, 1997. The increase in merchandise sales is due to the introduction of new product lines and the transition of prior-season items. Franchise fees were $3.5 million for the twenty-six weeks ended June 29, 1997, as compared to $3.0 million for the twenty-six weeks ended June 30, 1996. Royalties increased from $2.1 million for the twenty-six weeks ended June 30, 1996 to $3.5 million for the twenty-six weeks ended June 29, 1997, due primarily to the opening of 18 franchised Planet Hollywood and Official All Star Cafe units after the second quarter of fiscal 1996.

     Costs and expenses. Food and beverage costs decreased from 22.7% of food and beverage revenues for the twenty-six weeks ended June 30, 1996 to 22.5% for the twenty-six weeks ended June 29, 1997.

Merchandise costs for the twenty-six weeks ended June 30, 1996 and June 29, 1997 remained constant at 34.6% of merchandise revenues. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 44.4% of direct revenues for the twenty-six weeks ended June 30, 1996 to 45.7% for the twenty-six weeks ended June 29, 1997, primarily due to the effect of the opening of Company-owned units in Europe, which generally have higher operating costs, and increased labor and benefits costs within the United States.

     General and administrative expenses increased from $9.3 million for the twenty-six weeks ended June 30, 1996 to $12.7 million for the twenty-six weeks ended June 29, 1997, due primarily to the expansion of the Corporate infrastructure to support the Company's existing and emerging concepts. As a percent of total revenues, general and administrative expenses remained constant at 5.7% for the twenty-six weeks ended June 30, 1996 and June 29, 1997. Depreciation and amortization increased 21.0% from $13.9 million for the twenty-six weeks ended June 30, 1996 to $16.8 million for the twenty-six weeks ended June 29, 1997, due primarily to the larger number of units in operation during the twenty-six weeks ended June 29, 1997. As a percent of total revenues, depreciation and amortization costs decreased from 8.6% for the twenty-six weeks ended June 30, 1996 to 7.5% for the twenty-six weeks ended June 29, 1997. The decrease in depreciation and amortization is due to the continued growth of the Company, which has resulted in the depreciation and amortization costs being absorbed over a larger revenue base.

     Interest, net. The Company realized net interest income of $1.0 million for the twenty-six weeks ended June 29, 1997 compared to net interest expense of $1.3 million for the twenty-six weeks ended June 30, 1996. Company debt was repaid with the proceeds from the annual public offering in the second quarter of 1996.

     Equity in Income of Unconsolidated Affiliates. Equity in income of unconsolidated affiliates increased from $1.4 million for the twenty-six weeks ended June 30, 1996 to $5.5 million for the twenty-six weeks ended June 29, 1997, which was primarily attributable to new units and franchise openings by ECE and PH Asia since the first half of fiscal 1996.

     Other. Minority interests decreased from $1.0 million for the twenty-six weeks ended June 30, 1996 to zero for the twenty-six weeks ended June 29, 1997, due to the acquisition by the Company of all minority interests in the second quarter of 1996.

     Provision for Income Taxes. For the twenty-six weeks ended June 30, 1996, the provision for income taxes was $8.3 million or 36.5% of pretaxable income. The provision for income taxes was $16.1 million or 37.5% of pretaxable income for the twenty-six weeks ended June 29, 1997.

     Extraordinary item, net. The Company incurred an extraordinary charge in the second quarter of 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in investing activities for the twenty-six weeks ended June 30, 1996 and June 29, 1997 was $39.4 million and $72.9 million, respectively. Most of the increase was due to capital expenditures, primarily new site costs and construction costs for the Company's corporate headquarters, increasing from $39.1 million for the twenty-six weeks ended June 30, 1996 to $58.2 million for the twenty-six weeks ended June 29, 1997. Additionally, the Company purchased a domestic franchise unit and increased its investment in ECE during the first quarter of fiscal 1997.

     Net cash provided by financing activities for the twenty-six weeks ended June 30, 1996 and June 29, 1997 was $56.4 million and $39.1 million, respectively. During the thirteen weeks ended June 29, 1997, the Company received proceeds of approximately $20 million from the issuance of stock to an investor and franchisee. Additionally, the Company received proceeds of $20 million from a construction loan with a financial institution.

     Net cash provided by operating activities for the twenty-six weeks ended June 30, 1996 and June 29, 1997 was $30.9 million and $24.4 million, respectively. While operating revenues have increased, cash provided from operations has decreased due primarily to a decrease in payables, an increase in receivables, and an increase in equity in income of unconsolidated affiliates.

     In March 1997, the Company entered into a franchise agreement which provides for the development of up to 34 Planet Hollywood restaurant-merchandise units in 23 countries throughout the Middle East and Europe. The franchise agreement provided for and the investor made a payment to the Company of $8.0 million for six sites in the thirteen weeks ended June 29, 1997. Additional franchise fees will be payable under the terms of the franchise agreement. In conjunction with the agreement, the investor purchased 1% of the Company's total common stock outstanding directly from the Company for approximately $20 million. These funds were received in the second quarter of 1997.

     In July 1997, the Company entered into a joint venture with AMC Entertainment, Inc. ("AMC") to develop, own and operate "Planet Movies By AMC", an integrated moviegoing dining and retail concept worldwide. The Company expects to fund $15 million to the joint venture by the end of fiscal 1997 for the purposes of developing and operating "Planet Movies By AMC" complexes throughout the world.

     Under the Company's credit agreement with certain banks (the "Credit Agreement"), the Company has a two-year unsecured $50.0 million revolving credit line which expires in April 1998. The Company is currently in the process of renewing and potentially increasing the Credit Agreement and hopes to have such renewal completed by the end of fiscal 1997. The Company expects that cash on hand, cash from financing activities, cash generated from operations and funds available under the Credit Agreement will be sufficient to meet its capital requirements.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 16, 1997 in Orlando, Florida. At this meeting, Thomas Avallone, Mark McCormack, and Isadore Sharp were re-elected as directors of the Company to serve a three-year term or until their successors are duly elected and qualified. In addition, an amendment to the First Amended and Restated Planet Hollywood International, Inc. 1995 Stock Award and Incentive Plan (the "Plan") was adopted to increase the number of shares of Class A Common Stock reserved for issuance under the Plan to 6,000,000. The Planet Hollywood International, Inc. Employee Stock Purchase Plan was also approved by the Stockholders. The voting on such items was as follows:

(1) Election of directors:

                                                                             AGAINST OR
                                                                              WITHHOLD
                                                                   FOR        AUTHORITY
                                                                ----------   -----------
          Thomas Avallone.....................................  77,935,587      43,981
          Mark McCormack......................................  77,938,973      40,595
          Isadore Sharp.......................................  77,938,230      41,338

(2) Amendment to the First Amended and Restated Planet Hollywood International, Inc. 1995 Stock Award and Incentive Plan:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
77,228,786     550,359     200,423

(3) Approval of the Planet Hollywood International, Inc. Employee Stock Purchase
    Plan:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
77,685,286     103,101     191,181

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        See Index to Exhibits on page 13

     b. Reports on Form 8-K

          On April 29, 1997, the Company filed a report on Form 8-K relating to the Company entering into a Stock Subscription Agreement whereby 1,087,000 shares of the Company's Class A Common Stock were subscribed for and purchased for $18.00 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE: August 12, 1997                     By:        /s/ ROBERT EARL
                                            ------------------------------------
                                            Name: Robert Earl
                                            Its:    President and Chief
                                              Executive Officer

DATE: August 12, 1997                     By:      /s/ THOMAS AVALLONE
                                            ------------------------------------
                                            Name: Thomas Avallone
                                            Its:    Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit 11 -- Statement regarding computation of per share earnings (Unaudited)

Exhibit 27 -- Financial Data Schedule (for SEC use only)