Form 10-Q
period 1997-09-28
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1997-11-12
CIK 1008597

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997
            OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM                TO
                                                --------------    --------------

                          COMMISSION FILE NUMBER 00028230

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        59-3283783
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

                            Yes   X       No
                                 ---          ---

     As of November 10, 1997, there were 97,018,580 shares of the registrant's Class A Common Stock outstanding and 11,764,144 shares of the registrant's Class B Common Stock outstanding.

================================================================================

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                                     INDEX

Part I  FINANCIAL INFORMATION
    Item 1  --   Financial Statements........................................    3
                 Condensed Consolidated Balance Sheets -- September 28, 1997
                 and December 29, 1996.......................................    3
                 Condensed Consolidated Statements of Operations -- Thirteen
                 Weeks and Thirty-nine Weeks ended September 28, 1997 and
                 September 29, 1996..........................................    4
                 Condensed Consolidated Statements of Cash
                 Flows -- Thirty-nine Weeks ended September 28, 1997 and
                 September 29, 1996..........................................    5
                 Notes to Condensed Consolidated Financial Statements........    6
    Item 2  --   Management's Discussion and Analysis of Financial Condition
                 And Results of Operations...................................    7

Part II  OTHER INFORMATION
    Item 2  --   Changes in Securities.......................................   12
    Item 6  --   Exhibits and Reports on Form 8-K............................   12
SIGNATURES...................................................................   13
INDEX TO EXHIBITS............................................................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                              SEPTEMBER 28,    DECEMBER 29,
                                                                  1997             1996
                                                              -------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 18,557        $  49,831
  Accounts receivable.......................................      41,563           22,697
  Inventories...............................................      36,002           20,604
  Prepaid expenses..........................................      10,632            5,479
  Other current assets......................................      16,167           15,262
                                                                --------        ---------
          Total current assets..............................     122,921          113,873
Property and equipment, net.................................     327,916          250,108
Goodwill....................................................      30,963           25,779
Investment in affiliated entities...........................      32,523           10,013
Other assets, net...........................................       4,426            1,487
                                                                --------        ---------
                                                                $518,749        $ 401,260
                                                                ========        =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 52,657        $  52,576
  Notes payable -- current..................................         635              746
                                                                --------        ---------
          Total current liabilities.........................      53,292           53,322
Deferred rentals............................................      10,540           10,329
Notes payable and other.....................................      50,428            8,378
Deferred credits............................................      19,200           17,100
                                                                --------        ---------
          Total liabilities.................................     133,460           89,129
Stockholders' equity:
  Common stock -- Class A...................................         971              960
  Common stock -- Class B...................................         115              115
  Capital in excess of par value............................     273,797          252,695
  Deferred compensation.....................................        (375)            (525)
  Retained earnings.........................................     110,453           58,386
  Cumulative currency translation adjustment................         328              500
                                                                --------        ---------
          Total stockholders' equity........................     385,289          312,131
                                                                --------        ---------
                                                                $518,749        $ 401,260
                                                                ========        =========

   The accompanying notes are an integral part of these financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                   THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                   1997            1996            1997            1996
                                               -------------   -------------   -------------   -------------
Revenues.....................................    $149,598        $111,840        $373,137        $274,231
Costs and expenses:
  Cost of sales..............................      38,978          27,705          97,556          70,318
  Operating expenses.........................      55,254          44,492         154,287         114,340
  General and administrative expenses........       6,786           4,555          19,447          13,846
  Depreciation and amortization..............       9,469           6,875          26,291          20,770
                                                 --------        --------        --------        --------
                                                  110,487          83,627         297,581         219,274
Income from operations.......................      39,111          28,213          75,556          54,957
Non-operating expense (income):
  Interest, net..............................        (206)           (783)         (1,227)          3,508
  Equity in income of unconsolidated
     affiliates..............................        (850)         (1,603)         (6,300)         (3,008)
  Minority interests.........................          --              --              --           1,037
                                                 --------        --------        --------        --------
Income before income taxes...................      40,167          30,599          83,083          53,420
Provision for income taxes...................      14,922          11,169          31,016          19,498
                                                 --------        --------        --------        --------
Income before extraordinary item.............      25,245          19,430          52,067          33,922
Extraordinary item, net......................          --              --              --          10,421
                                                 --------        --------        --------        --------
Net income...................................    $ 25,245        $ 19,430        $ 52,067        $ 23,501
                                                 ========        ========        ========        ========
Earnings per share:
  Income before extraordinary item...........    $   0.23        $   0.18        $   0.47        $   0.34
                                                 ========        ========        ========        ========
  Net income.................................    $   0.23        $   0.18        $   0.47        $   0.23
                                                 ========        ========        ========        ========
Weighted average shares outstanding..........     111,595         110,317         110,436         100,625
                                                 ========        ========        ========        ========
Supplemental pro forma earnings per share(A):
  Earnings per share before extraordinary
     item....................................                                                    $   0.35
                                                                                                 ========
  Earnings per share -- net income...........                                                    $   0.25
                                                                                                 ========
  Weighted average shares outstanding........                                                     104,460
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

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                                   THIRTY-NINE WEEKS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 28,    SEPTEMBER 29,
                                                                    1997             1996
                                                                -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      $  32,149        $ 47,878
Cash flows from investing activities:
  Additions to property and equipment.......................        (92,251)        (56,647)
  Investment in affiliated entities.........................        (15,440)             --
  Purchase of restaurant from franchisee....................         (8,025)             --
  Other.....................................................         (1,361)           (417)
                                                                  ---------        --------
NET CASH USED IN INVESTING ACTIVITIES.......................       (117,077)        (57,064)
                                                                  ---------        --------
Cash flows from financing activities:
  Change in restricted cash and investments.................             --             610
  Distributions to minority interests.......................             --            (271)
  Proceeds from issuance of common stock....................         19,566         196,581
  Proceeds from issuance of notes payable...................         35,000              --
  Repayment of shareholder notes payable....................             --         (70,750)
  IPO costs and financing costs capitalized.................             --          (3,648)
  Deferred financing costs..................................           (481)           (162)
  Repayment of notes payable................................           (431)        (64,755)
                                                                  ---------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................         53,654          57,605
                                                                  ---------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........        (31,274)         48,419
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............         49,831          14,923
                                                                  ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................      $  18,557        $ 63,342
                                                                  =========        ========

   The accompanying notes are an integral part of these financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Planet Hollywood International, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The following discussion may contain certain forward-looking statements which are subject to the risk factors set forth in the first paragraph of Item 2 of this Part I of the Form 10-Q.

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

4.  NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires public business enterprises to report certain information about operating segments in its financial statements. The Company will implement SFAS No. 131 for its fiscal year ending December 27, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance by new guests of the Company's brands and concepts as the Company continues to expand into new brands and/or regions; success of the Company's frachisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

  Thirteen weeks ended September 28, 1997 compared to thirteen weeks ended September 29, 1996

     Revenues. Total revenues increased to $149.6 million for the thirteen weeks ended September 28, 1997 from $111.8 million for the thirteen weeks ended September 29, 1996, an increase of $37.8 million or 33.8%. The growth in revenues is due primarily to the opening of new units, both Company owned and franchised, and the expansion of the Company's retail distribution system, including direct merchandise sales to other retailers in international markets.

     Direct revenues increased 36.6% from $102.8 million for the thirteen weeks ended September 29, 1996 to $140.4 million for the thirteen weeks ended September 28, 1997, due primarily to the opening of nineteen Company-owned units after the third quarter of fiscal 1996, including the acquisition of a previously franchised unit, and the sale of merchandise to retailers in international markets. The Company continues to market its brands in innovative ways to increase the brands' accessibility to consumers worldwide, including the distribution of branded merchandise through traditional retailers that have a strong distribution and marketing presence worldwide. Same unit direct revenues (twenty-four units), including the effect of unit specific merchandise sold through the retail distribution system, decreased 2% for the thirteen weeks ended September 28, 1997 compared to the thirteen weeks ended September 29, 1996. Excluding the effect of the direct merchandise sales, negative foreign exchange impact in Europe, and the positive impact of the Olympics in the third quarter of 1996, same unit direct revenues decreased approximately 9%. Because the Company operates in an increasingly competitive environment with numerous competing themed restaurants entering many of the Company's existing markets, and as the Company continues to expand into smaller markets, the Company could experience declines in same unit direct revenues. As a percentage of direct revenues, merchandise sales increased from 37.9% for the thirteen weeks ended September 29, 1996 to 46.3% for the thirteen weeks ended September 28, 1997. This increase in the merchandise sales mix is due primarily to the direct sale of merchandise to other retailers. Excluding the direct merchandise sales, the merchandise sales mix for the thirteen weeks ended September 28, 1997 was 40% on a same unit basis and 36.3% overall. As the Company continues to expand into secondary and smaller tourist markets, it is expecting a decline in merchandise sales mix on a unit level. Royalties and other revenues increased from $1.4 million for the thirteen weeks ended September 29, 1996 to $4.5 million for the thirteen weeks ended September 28, 1997. This increase is due primarily to the growth in the number of franchised units from September 29, 1996 to September 28, 1997, increased brand licensing fees and other income. Franchise fees for the thirteen weeks ended September 28, 1997 were $4.8 million, compared to $7.7 million for the thirteen weeks ended

September 29, 1996. The decrease in franchise fees is due primarily to three franchises opening in the thirteen week period ended September 28, 1997 versus five opening in the thirteen week period ended September 29, 1996.

     Costs and expenses. Food and beverage costs increased from 22.8% of food and beverage revenues for the thirteen weeks ended September 29, 1996 to 23.3% for the thirteen weeks ended September 28, 1997. This increase was primarily due to the introduction of a new menu and a decrease in liquor sales as a percentage of the overall food and beverage mix. Merchandise costs decreased from 33.7% of merchandise revenues for the thirteen weeks ended September 29, 1996 to 32.9% for the thirteen weeks ended September 28, 1997. This decrease was primarily due to higher sales of T-shirts and hats, two of the Company's higher margin retail items, and increased sourcing of merchandise in the Far East at favorable prices. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from 43.3% of direct revenues for the thirteen weeks ended September 29, 1996 to 39.4% for the thirteen weeks ended September 28, 1997. This decrease was primarily due to the increased merchandise sales mix. With the addition of units throughout Europe and Canada, which generally have higher labor and other operating costs, average operating costs at the unit level are expected to increase. Additionally, labor costs within the United States have increased due to costs related to the Company's enhanced employee benefits package and increases in the minimum wage rate.

     General and administrative expenses increased from $4.6 million for the thirteen weeks ended September 29, 1996 to $6.8 million for the thirteen weeks ended September 28, 1997, due primarily to the continued expansion of the Company's corporate infrastructure to support the Company's existing and emerging concepts. General and administrative expenses are anticipated to further increase as the Company unveils new concepts and develops businesses. Depreciation and amortization increased 37.8% from $6.9 million for the thirteen weeks ended September 29, 1996 to $9.5 million for the thirteen weeks ended September 28, 1997, due primarily to the larger number of units in operation during the third quarter of fiscal 1997 and the amortization of goodwill relating to franchise units which were reacquired by the Company in fiscal 1996 and 1997.

     Interest, net. Net interest income decreased from $0.8 million for the thirteen weeks ended September 29, 1996 to $0.2 million for the thirteen weeks ended September 28, 1997. This decrease is due primarily to the Company's utilization of proceeds from its initial public offering and subsequent debt financing to fund the development of new units and new concepts.

     Equity in Income of Unconsolidated Affiliates. Equity in income of unconsolidated affiliates decreased from $1.6 million for the thirteen weeks ended September 29, 1996 to $0.9 million for the thirteen weeks ended September 28, 1997. This decrease is primarily attributable to a decline in revenues for PH Asia resulting from the general economic downturn in Asia, principally Hong Kong.

     Provision for Income Taxes. The provision for income taxes was $11.2 million or 36.5% of pretax income for the thirteen weeks ended September 29, 1996. For the thirteen weeks ended September 28, 1997, the Company recorded a provision for income taxes of $14.9 million or 37.2% of pretax income. This increase in the Company's effective tax rate is primarily due to foreign, state and local income taxes in areas where the Company is developing new units.

  Thirty-nine weeks ended September 28, 1997 compared to thirty-nine weeks ended September 29, 1996

     Revenues. Total revenues increased 36.1% from $274.2 million for the thirty-nine weeks ended September 29, 1996 to $373.1 million for the thirty-nine weeks ended September 28, 1997. The increase in revenues is due primarily to the Company's continued expansion through the development of new themed restaurants, franchising activities and the expansion of its retail distribution system, including direct merchandise sales.

     Direct revenues increased 37.3% from $260.1 million for the thirty-nine weeks ended September 29, 1996 to $356.9 million for the thirty-nine weeks ended September 28, 1997, due primarily to the opening of nineteen Company-owned units after the third quarter of fiscal 1996 and the direct sale of merchandise to other retailers and promoters through the Company's retail distribution system. The Company continues to market its brands in innovative ways to increase the brands' accessibility to consumers worldwide, including the distribution of branded merchandise through traditional retailers that have a strong distribution and marketing presence worldwide. Same unit direct revenues (twenty-four units), including the effect of unit specific merchandise sold through the retail distribution system, decreased 2% from $242.8 million for the thirty-nine weeks ended September 29, 1996 to $238.9 million for the thirty-nine weeks ended September 28, 1997. Because the Company operates in an increasingly competitive environment with numerous competing themed restaurants entering many of the Company's existing markets, and as the Company continues to expand into smaller markets, the Company could experience declines in same unit direct revenues. As a percentage of direct revenues, merchandise sales increased from 37.3% for the thirty-nine weeks ended September 29, 1996 to 41.0% for the thirty-nine weeks ended September 28, 1997. The increase in merchandise sales mix is primarily due to the introduction of new product lines and the direct retail and promotional sales which occurred in the thirty-nine week period ended September 28, 1997. Franchise fees were $8.3 million for the thirty-nine weeks ended September 28, 1997, as compared to $10.7 million for the thirty-nine weeks ended September 29, 1996. The decrease in franchise fees is primarily due to the franchises opened in fiscal 1997 being in smaller tourist markets and having lower fees than those opened in fiscal 1996. Royalty and other revenue increased from $3.5 million for the thirty-nine weeks ended September 29, 1996 to $7.9 million for the thirty-nine weeks ended September 28, 1997, due primarily to the opening of sixteen franchised Planet Hollywood and Official All Star Cafe units after the third quarter of fiscal 1996.

     Costs and expenses. Food and beverage costs increased from 22.7% of food and beverage revenues for the thirty-nine weeks ended September 29, 1996 to 22.8% for the thirty-nine weeks ended September 28, 1997. This slight increase was due primarily to the introduction of a new menu during the final thirteen weeks of the period and a decrease in liquor sales as a percentage of the food and beverage mix. Merchandise costs for the thirty-nine weeks ended September 29, 1996 decreased from 34.3% of merchandise revenues to 33.9% for the thirty-nine weeks ended September 28, 1997. This decrease was primarily due to higher sales of T-shirts and hats, two of the Company's higher margin retail items, and increased sourcing of merchandise in the Far East at favorable prices. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from 44.0% of direct revenues for the thirty-nine weeks ended September 29, 1996 to 43.2% for the thirty-nine weeks ended September 28, 1997, primarily due to the increased merchandise sales mix. With the addition of units throughout Europe and Canada, which generally have higher labor and other operating costs, average operating costs at the unit level are expected to increase. Additionally, labor costs within the United States have increased due to costs related to the Company's enhanced employee benefits package and increases in the minimum wage rate.

     General and administrative expenses increased from $13.8 million for the thirty-nine weeks ended September 29, 1996 to $19.5 million for the thirty-nine weeks ended September 28, 1997, due primarily to the expansion of the Company's corporate infrastructure to support the Company's existing and emerging concepts. As a percent of total revenues, general and administrative expenses were 5.0% and 5.2% for the thirty-nine weeks ended September 29, 1996 and September 28, 1997, respectively. Depreciation and amortization increased 26.6% from $20.8 million for the thirty-nine weeks ended September 29, 1996 to $26.3 million for the thirty-nine weeks ended September 28, 1997, due primarily to the larger number of units in operation during the thirty-nine weeks ended September 28, 1997. As a percent of total revenues, depreciation and amortization costs were 7.6% for the thirty-nine weeks ended September 29, 1996 and were 7.0% for the thirty-nine weeks ended September 28, 1997. This percentage decrease is due primarily to the continued growth of the Company, which has resulted in depreciation and amortization costs being absorbed over a larger revenue base.

     Interest, net. For the thirty-nine weeks ended September 29, 1996, net interest expense was $3.5 million compared to net interest income of $1.2 million for the thirty-nine weeks ended September 28, 1997. This change is attributable primarily to extinguishment of Company debt in April of 1996 with the proceeds from the Company's initial public offering and interest earned on the investment of remaining funds.

     Equity in Income of Unconsolidated Affiliates. Equity in income of unconsolidated affiliates increased from $3.0 million for the thirty-nine weeks ended September 29, 1996 to $6.3 million for the thirty-nine weeks ended September 28, 1997, which was primarily attributable to franchise openings by ECE and PH Asia since the third quarter of fiscal 1996.

     Other. Minority interests decreased from $1.0 million for the thirty-nine weeks ended September 29, 1996 to zero for the thirty-nine weeks ended September 28, 1997, due to the acquisition by the Company of all minority interests in the second quarter of fiscal 1996.

     Provision for Income Taxes. For the thirty-nine weeks ended September 29, 1996, the provision for income taxes was $19.5 million or 36.5% of pretaxable income. The provision for income taxes was $31.0 million or 37.4% of pretaxable income for the thirty-nine weeks ended September 28, 1997. This increase in the Company's effective tax rate is primarily due to foreign, state and local income taxes in areas where the Company is developing new units.

     Extraordinary item, net. The Company incurred an extraordinary charge in the second quarter of 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in investing activities for the thirty-nine weeks ended September 29, 1996 and September 28, 1997 was $57.1 million and $117.1 million, respectively. This increase can be attributed to capital expenditures, primarily new site and corporate headquarter costs, the purchase of a domestic franchise unit, an increase in the Company's investment in ECE and funding for a joint venture investment for a hotel in New York City (see discussion in "Other Matters" below).

     Net cash provided by financing activities for the thirty-nine weeks ended September 29, 1996 and September 28, 1997 was $57.6 million and $53.7 million, respectively. During the thirty-nine weeks ended September 28, 1997, the Company received proceeds of approximately $20 million from the issuance of stock to an investor and franchisee. Additionally, the Company received proceeds of $35 million from its credit facility with a consortium of financial institutions.

     Net cash provided by operating activities for the thirty-nine weeks ended September 29, 1996 and September 28, 1997 was $47.9 million and $32.1 million, respectively. While operating revenues have increased, cash provided from operations has decreased due primarily to an increase in inventory and receivables, a decrease in payables, and an increase in equity in income of unconsolidated affiliates. The increase in inventory is due primarily to the opening of new units since December 29, 1996 and the expansion of the Company's product lines. Receivables have increased due to the expansion of the Company's retail distribution system.

     In September 1997, the Company replaced its existing $50 million credit agreement with a $120 million multi-currency, long-term credit facility with a consortium of financial institutions. The Company anticipates utilizing the credit facility to fund the expansion of both new and existing concepts. The Company expects that cash on hand, cash generated from operations and funds available under the credit facility will be sufficient to meet its capital requirements.

OTHER MATTERS

     In September 1997, the Company and Dreyer's Grand Ice Cream, Inc. entered into a long-term agreement to develop and market a line of premium ice cream products under the brand name "Cool Planet Ice Cream" to supermarkets, Planet Hollywood restaurants and ice cream shops and cafes which the Company will develop and operate. The Company expects to open three Cool Planet Cafes in high-profile, high-traffic locations by Spring 1998 with an estimated seven additional Cool Planet Cafes opened by the end of 1998.

     Also, in September 1997, the Company entered into a joint venture to remodel and renovate the Hotel Pennsylvania in New York City. The Company's initial investment in the venture was approximately $9 million and is estimated to total $20 million after the redevelopment for its 20% equity investment in the venture. The renovated hotel will be branded the Official All-Star Hotel, and the Company will receive royalties for the use of its "Official All Star Hotel" trademark.

     In October 1997, the Company announced that it had entered into an agreement to partner with Aladdin Gaming, LLC to develop, own and operate a 1,000 room hotel and 50,000 square foot casino in Las Vegas, Nevada. The new project will be a joint venture, with each partner contributing initial equity valued at approximately $41 million. The Company will initially contribute cash for its ownership interest and will receive ongoing licensing and marketing fees.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     The Company filed two Registration Statements on Form S-8 with the Securities and Exchange Commission on July 21, 1997 (file nos. 333-31683 and 333-31685), registering, in total, 12,000,000 shares of the Company's Class A Common Stock which may be issued pursuant to (a) the First Amended and Restated Planet Hollywood International, Inc. 1995 Celebrity Stock Award and Incentive Plan and (b) the First Amended and Restated Planet Hollywood International, Inc. 1995 Stock Award and Incentive Plan. As of September 28, 1997, no shares were issued pursuant to the two Registration Statements on Form S-8, although certain options have been granted. The two Registration Statements on Form S-8 are hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

Exhibit 4.1*  Registration Statement on Form S-8 relating to that certain
              First Amended and Restated Planet Hollywood International,
              Inc. 1995 Celebrity Stock Award and Incentive Plan (file no.
              333-31683)
Exhibit 4.2*  Registration Statement on Form S-8 relating to that certain
              First Amended and Restated Planet Hollywood International,
              Inc. 1995 Stock Award and Incentive Plan (file no.
              333-31685)
Exhibit 11    Statement regarding computation of per share earnings
              (Unaudited)
Exhibit 27    Financial Data Schedule (for SEC use only)

---------------

* Incorporated by reference to the Registration Statement on Form S-8 previously filed by the Company with the Securities and Exchange Commission on July 21, 1997.

     b. Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE: November 12, 1997                   By:        /s/ ROBERT EARL
                                            ------------------------------------
                                            Name: Robert Earl
                                            Its:    President and Chief
                                              Executive Officer

DATE: November 12, 1997                   By:      /s/ THOMAS AVALLONE
                                            ------------------------------------
                                            Name: Thomas Avallone
                                            Its:    Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit 4.1*  --   Registration Statement on Form S-8 relating to that certain
                   First Amended and Restated Planet Hollywood International,
                   Inc. 1995 Celebrity Stock Award and Incentive Plan (file no.
                   333-31683)
Exhibit 4.2*  --   Registration Statement on Form S-8 relating to that certain
                   First Amended and Restated Planet Hollywood International,
                   Inc. 1995 Stock Award and Incentive Plan (file no.
                   333-31685)
Exhibit 11    --   Statement regarding computation of per share earnings
                   (Unaudited)
Exhibit 27    --   Financial Data Schedule (for SEC use only)

---------------

* Incorporated by reference to the Registration Statement on Form S-8 previously filed by the Company with the Securities and Exchange Commission on July 21, 1997.