Form 10-K
period 1997-12-28
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1998-03-23
CIK 1008597

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 28, 1997

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

                             8669 COMMODITY CIRCLE
                             ORLANDO, FLORIDA 32819
          (Address of principal executive office, including zip code)

                                 (407) 363-7827
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    ---------------                                --------------------------------------
         Class A Common Stock, $0.01 par value                            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                (TITLE OF CLASS)
                                  ------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The approximate aggregate market value of the registrant's Class A voting common stock held by non-affiliates of the registrant, based on the closing price of $11.125 per share as reported on the New York Stock Exchange as of the close of business on March 12, 1998 is $316,873,431. The approximate aggregate market value of the registrant's non-voting common stock held by non-affiliates of the registrant, based on the assumption that such stock on a per share basis should be valued at approximately 65% of the value per share of the registrant's Class A voting common stock, as of the close of business on March 12, 1998 is $30,533,794. Such assumption is based in part on the convertibility restrictions imposed upon, and the lack of public trading in, the registrant's Class B non-voting common stock.

    As of March 12, 1998, there were approximately 97,028,247 shares of the registrant's Class A voting common stock and 11,764,144 shares of the registrant's Class B non-voting common stock outstanding.

    The Registrant's Definitive Proxy Statement to be filed in connection with the registrant's annual stockholders meeting to be held on May 22, 1998, is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

    The statements that follow which express belief, anticipation or expectation, as well as other statements which are not historical fact, are forward looking statements. Consequently, actual results may vary materially from these beliefs, anticipations and expectations. Meaningful factors which could cause actual results to differ include, but are not limited to, uncertainty of future profitability, ability to obtain satisfactory financing, uncertainty of market acceptance, impact of competitive products, as well as other factors discussed in Item 7 of this Form 10-K--"Management's Discussion and Analysis of Financial Condition and Results of Operation."

GENERAL

    Planet Hollywood International, Inc., a Delaware corporation (the "Company"), is a creator and worldwide developer of consumer brands that transcend international barriers and capitalize on the universal appeal of movies, sports and other entertainment-based themes. Since the Company commenced operations in October 1991, the PLANET HOLLYWOOD name and distinctive logo design have become among the most widely-recognized trademarks in the world. To date, the Company has promoted its brands primarily through the operation of theme restaurants, most notably PLANET HOLLYWOOD and the OFFICIAL ALL STAR CAFE, that provide a unique dining and entertainment experience in a high-energy environment and, through their integrated retail stores, offer a broad selection of merchandise displaying the Company's logos. During fiscal 1997, more than 20 million people visited the Company's 53 Company-owned and 34 franchised restaurant units located in 29 countries throughout the world. The Company had revenues of approximately $475.1 million and EBITDA (earnings before interest, taxes, depreciation, amortization and $68.2 million of noncash charges associated with a $71.2 million charge in fiscal 1997) of approximately $120.2 million in fiscal 1997.

    An important part of the Company's strategy is to promote its brands through the active involvement as stockholders of some of the world's most famous movie stars, including Arnold Schwarzenegger, Sylvester Stallone, Bruce Willis, Demi Moore and Whoopi Goldberg, and sports stars, including Andre Agassi, Wayne Gretzky, Ken Griffey, Jr., Joe Montana, Shaquille O'Neal, Monica Seles and Tiger Woods. The Company's celebrity stockholders generate significant media attention and publicity for the PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE brands. The Company is continuing to expand its roster of celebrity stockholders, with an emphasis on new, up-and-coming stars, in order to appeal to broader segments of consumers.

    The Company's strategy is to capitalize on its brand recognition across a wide range of businesses in addition to theme restaurants. Accordingly, the Company has embarked on several strategic ventures in movie theaters, lodging, gaming and consumer products. To reflect this diversification of its business, the Company has recently organized its operations into five divisions, each of which is described below.

FOOD & BEVERAGE DIVISION

    The Food & Beverage division is primarily responsible for the development of, and the food and beverage operations associated with, the Company's theme restaurants other than those associated with its joint venture projects. The Company's theme restaurants are characterized by distinctive design features and are generally located at high profile sites in major tourist markets. Units generally range in size from approximately 12,000 to 36,000 square feet and in seating capacity from 230 to 600 persons, and offer high-quality, popular cuisine, attentive service and an atmosphere of excitement created by combining unique layouts and decor with custom-designed videos and audio soundtracks. See
Note 13 to the Company's Consolidated Financial Statements for information relating to direct revenues and cost of sales relating to food and beverage.

    Each PLANET HOLLYWOOD unit features authentic movie memorabilia, including props and costumes ranging from movie classics, such as GONE WITH THE WIND, to the academy award winning film, FORREST GUMP, as well as items from the celebrity stockholders' movies, such as Arnold Schwarzenegger's cyborg from TERMINATOR, Sylvester Stallone's boxing shorts from ROCKY, Bruce Willis' motorcycle from PULP FICTION and Demi Moore's uniform from A FEW GOOD MEN. Each OFFICIAL ALL STAR CAFE unit resembles the inside of a sports arena or stadium and displays sports memorabilia such as the contract for Babe Ruth's trade from the Red Sox to the Yankees, authentic celebrity-owned uniforms and athletic equipment, the basketball backboard that Shaquille O'Neal shattered while dunking in his rookie season, Andre Agassi's high school trophies and ponytail and other items of personal interest from the careers of the sports celebrity stockholders. Diners are entertained by custom-designed videos, recorded music, movie trailers, footage of famous moments in sports, movie montages, live music events and live coverage of patrons displayed on large screens throughout the units. Certain of the PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units have separate screening or private rooms for viewing movies and special sporting events.

    The Company will soon launch its third major theme concept, a tribute to the world of live music (the "Music Concept"). As with the Company's two existing theme concepts, the Music Concept will have substantial celebrity involvement and a distinctive brand name and logo that can be applied to restaurants, lodging and merchandise. The Music Concept will be promoted initially through theme restaurants with integrated retail stores. Each of the Music Concept theme restaurants will feature live performances by a broad range of musical artists, either in a connected club facility or in an integrated stage area within the restaurant itself. The Company's two flagship units are expected to open in the summer of 1998 in Leicester Square in London and Times Square in New York City. Each will have approximately 15,000 square feet of restaurant space seating up to 350 people and an adjacent live music club with room for approximately 500 people in London and 1,000 people in New York. The restaurants will feature items of personal interest donated or loaned by the music industry celebrities who will be associated with the Music Concept. Each unit will also be configured to allow patrons to view a wide range of music events and videos from their seating location.

RETAIL & MERCHANDISING DIVISION

    The Retail & Merchandising division is primarily responsible for the development of, and sales of products and merchandise through, retail stores located within the Company's theme restaurants as well as stand-alone retail stores and other distribution channels, including mass market and specialty retailers. Management believes the Company will derive significant benefit from the creation of a separate division that focuses on sales of merchandise. Merchandise sales yield higher operating margins than do food and beverage sales and provide additional off-site promotion for the Company's brands. See Note 13 to the Company's Consolidated Financial Statements for information relating to direct revenues and cost of sales relating to merchandise.

    Most of the Company's theme restaurants include an integrated merchandise store that offers premium-quality fashion merchandise, such as jackets, T-shirts, sweatshirts and hats, as well as watches, pins, key chains, glasses, stuffed animals and other souvenir items. The OFFICIAL ALL STAR CAFE units also offer athletic apparel for various sports, such as tennis, basketball and baseball, as well as duffle and equipment bags, all of which incorporates an OFFICIAL ALL STAR CAFE "team" theme. Music Concept units will also offer fashion and souvenir merchandise that incorporate the Music Concept theme. All merchandise prominently displays the colorful and distinctive trademark and logo design and typically the name of the city in which the unit is located, which enhances the collectible nature of the items. Each unit's product mix varies to meet the demand of the particular market in which the unit is located. In cooperation with some of its celebrity stockholders, the Company has also developed a line of "celebrity series" merchandise. Items in this line feature artwork and designs created by a celebrity and a portion of the proceeds from sales of these items is directed to a charity designated by the celebrity.

    The Company also operates six stand-alone retail "SuperStores." Each SuperStore offers a broader variety of clothing and other merchandise than is offered in the Company's integrated retail stores. Items offered include clothing for children, such as baby sleepers and bibs, clothing for adults, such as polo shirts, hats and jackets, and housewares, such as glassware and plastic tumblers. All merchandise bears one of the Company's distinct brand names or logos. The SuperStores also offer "celebrity series" merchandise and periodically feature lines of "Movie Studio" merchandise devoted to the latest film releases.

    The Company continually updates and refreshes its merchandise mix to reinforce the appeal and collectibility of its branded merchandise. For example, the Company has begun to introduce special seasonal product lines two times per year, as a complement to the base merchandise business. The seasonal product lines will reflect current color and style trends, such as brightly-colored, fitted ladies T-shirts for spring and fleece outerware for fall. Although new items are being added, it is the Company's long-range goal to reduce its total SKUs (the number of different inventory items) by 25% and it has implemented an "open-to-buy" inventory management system that as of March 1, 1998 had already reduced domestic inventory levels by approximately 7% since the end of fiscal 1997.

THEATERS & ENTERTAINMENT DIVISION

    The Theaters & Entertainment division is primarily responsible for the development and oversight of the Company's joint venture with AMC Entertainment, Inc. ("AMC") and for the creation and development of other entertainment ventures.

    The Company and AMC, through a 50/50 joint venture, will develop, own and operate a series of multi-screen, movie theater megaplexes under the brand name PLANET MOVIES BY AMC. Each megaplex facility will feature as many as 30 screens and a dramatically designed entertainment center that will include restaurants, including in certain facilities a PLANET HOLLYWOOD unit and/or an OFFICIAL ALL STAR CAFE unit, as well as various refreshment and merchandise kiosks. The first PLANET MOVIES BY AMC megaplex, which is projected to open in the first half of 1999 near Columbus, Ohio, will occupy an approximately 160,000 square foot facility consisting of 30 screens with total seating capacity for 6,100 persons, an approximately 9,500 square foot PLANET HOLLYWOOD restaurant and a similar size OFFICIAL ALL STAR CAFE restaurant, each with its own integrated merchandise store, and various refreshment kiosks.

    Although the Company anticipates that the joint venture will develop and operate additional units beyond the facility under construction in Columbus, no minimum number of units has been agreed upon and the development of additional sites will require the approval of both partners. The Company expects that the build-out of the Columbus site will be financed out of the $9.0 million capital contribution that each partner is required to make to the joint venture and that additional sites will be financed through borrowings by the joint venture. In connection with the contribution of certain other sites by AMC to the joint venture, the Company has agreed to contribute an additional $1.0 million plus certain direct costs associated with such sites. To the extent that the joint venture is unable to obtain sufficient financing or financing on commercially reasonable terms, the Company expects that it and AMC will make additional capital contributions. The Company expects to use a portion of the proceeds from the proposed 1998 Notes Offering (see description in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources) to make additional capital contributions to the joint venture when needed.

    The joint venture is structured so that each partner, for accounting purposes, will be able to consolidate the revenues and profits of approximately half of the units that are developed, including, in the case of the Company, the first unit in Columbus, Ohio, which will be leased and operated by an entity controlled by the Company. The Company has guaranteed the lease obligations of such entity.

    The joint venture has a term of 100 years. Except for transfers to affiliates and involuntary transfers, transfers of interests in the joint venture are subject to rights of first negotiation and rights of first refusal. Distributions from the joint venture to its partners will require the approval of both partners and are not anticipated in the near future. In addition, to the extent that the joint venture obtains financing for the build-out of its units, such indebtedness may limit or prohibit the payment of dividends or distributions to the Company and AMC.

LODGING & GAMING DIVISION

    The Lodging & Gaming division is primarily responsible for the Company's participation in the Las Vegas Project, the OFFICIAL ALL STAR HOTEL and the PLANET HOLLYWOOD Hotel (as described below) and similar ventures that may be pursued in the future.

    LAS VEGAS PROJECT. The Company and a subsidiary of Aladdin Gaming Holdings, LLC ("Aladdin") intend to form a 50/50 joint venture to construct, own and operate a music-themed hotel, casino and entertainment center (the "Las Vegas Project") as part of a 35-acre complex on the site of the existing Aladdin hotel and casino at the center of the Strip in Las Vegas, Nevada. The Las Vegas Project, which will be an extension of the Company's soon-to-be-launched Music Concept brand and is targeted for completion in 2000, is expected to include a 1,000-room hotel, a 50,000 square foot casino containing approximately 1,500 slot machines and 50 gaming tables, a Music Concept-themed restaurant with a merchandise store and live performance club facility accommodating 1,000 people, as well as additional restaurants, an outdoor swimming pool and other amenities. The joint venture also is expected to acquire from Aladdin for nominal consideration a long-term lease of the existing 7,000-seat Theater of the Performing Arts (located in the center of the complex), which will be renovated into a state-of-the-art concert venue. The existing Aladdin hotel, which has been closed and is expected to be razed during the Spring of 1998, will be replaced by a new 2,600-room hotel and casino to be owned and operated by a subsidiary of Aladdin. The new Aladdin hotel and casino will be linked to the Las Vegas Project and the Theater of the Performing Arts by an entertainment and shopping mall, to be named the Desert Passage, that will include approximately 462,000 square feet of retail space.

    Definitive agreements relating to the Las Vegas Project have not yet been completed, although the Company and Aladdin are presently operating under a letter of intent. The Company anticipates that the joint venture will operate substantially as described below. However, the terms discussed herein are subject to further negotiation and may be modified prior to the execution of definitive documentation.

    The total cost of the Las Vegas Project is estimated to be approximately $250.0 million. The Company and Aladdin each expect to contribute approximately $41.3 million to the Las Vegas Project, with the Company's contribution in cash and Aladdin's contribution in cash and property. The Company expects to use a portion of the proceeds from the proposed 1998 Notes Offering (see description in Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources) to finance its capital contributions. The joint venture is expected to obtain a $120.0 million credit facility for the construction of the Las Vegas Project and up to an additional $50.0 million in debt financing for equipment and operations. In connection with the $120.0 million credit facility, Aladdin, a trust for the benefit of certain members of the family of the chairman of Aladdin (the "Trust") and the Company are expected to provide a keep-well agreement (the "Keep-Well Agreement") to provide additional cash to the Las Vegas Project after its opening to the extent necessary to comply with the financial covenant requirements under the credit facility. The Company's obligation under the Keep-Well Agreement for a particular period, after reimbursement by Aladdin and the Trust, will be limited to the amount by which the Las Vegas Project's merchandise revenues fall below certain designated targets. The Keep-Well Agreement will terminate if the Las Vegas Project (without the benefit of any such contributions) complies with all financial covenant requirements for six consecutive quarterly periods following the completion date.

    In addition to its participation in the Las Vegas Project's profits through its 50% interest in the joint venture, the Company will receive licensing fees for the use of the Music Concept name and logo and consulting fees for the provision of certain services. The Company is expected to enter into a long-term agreement to provide promotional services to the Las Vegas Project and to arrange for performers to appear at the Theater for the Performing Arts and the live performance music club associated with the Music Concept-themed restaurant.

    OFFICIAL ALL STAR HOTEL. A joint venture among the Company, Vornado Realty Trust and an affiliate of Mr. Ong (a director and principal stockholder of the Company) acquired the Hotel Pennsylvania in New York City in September 1997. The 1,700-room hotel, which is the fourth largest in New York City, is located directly opposite the entrance to Madison Square Garden, one of the most well-known sports arenas in the world. While continuing its normal operations, the hotel is being renovated and remodeled into a unique sports-themed facility that will be renamed the OFFICIAL ALL STAR HOTEL. Renovation is expected to be substantially completed by the end of 1999. The renovated guest rooms and common areas will feature themes that celebrate the world of sports, including memorabilia from the Company's sports celebrity stockholders and other prominent athletes and sports legends. In addition to its guest rooms, restaurants and banquet and conference facilities, the renovated hotel will also contain approximately 400,000 square feet of rentable retail space. The Company has contributed $9.6 million to the joint venture for its 20% equity interest and is obligated to contribute up to an additional $10.4 million for capital expenditures in connection with the renovation of the hotel. The Company expects to use a portion of the proceeds from the proposed 1998 Notes Offering (see description in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources) for this contribution.

    The joint venture has a term of 99 years. Except for transfers to affiliates, transfers of interests in the joint venture are subject to certain rights of first offer, first refusal and co-sale. Distributions of profits are to be made pro rata among the partners based on their respective ownership interests in the joint venture. It is expected that income derived from the joint venture's activities associated with its retail, office and parking rentals will be distributed to the joint venture partners on a current basis, while distributions of income derived from the hotel itself will be discretionary. In addition to participation in the hotel's profits through its 20% equity interest in the joint venture, the Company will also receive royalty payments from the joint venture under a ten-year license (renewable by the joint venture for two additional five-year periods) of the OFFICIAL ALL STAR name and logo and certain other intellectual property rights.

    The joint venture has entered into a $120.0 million loan agreement with Salomon Brothers Realty Corp. and LaSalle National Bank in order to finance the acquisition of the hotel. In connection with this loan, the joint venture granted the lenders a security interest in certain assets of the joint venture, an assignment of its interests in rents and leases relating to the hotel and a mortgage on certain real property. In addition, if the joint venture does not deposit $45.0 million dollars into a reserve account by September 24, 1999, each of the partners will contribute a portion of any shortfall based on its ownership interest in the joint venture.

    PLANET HOLLYWOOD HOTEL. The Company and several prominent real estate developers, through a joint venture, plan to construct and own a 50-story, 560-room, movie-themed hotel at the intersection of Broadway and 47th Street in New York City's Times Square redevelopment area. The new PLANET HOLLYWOOD HOTEL will be characterized by striking, modern decor and will include motion picture memorabilia from the Company's collection. Upon its completion--presently anticipated for late 1999, in time for the millennial New Year's Eve celebration--the hotel will also become the site for a new Company-owned PLANET HOLLYWOOD flagship restaurant with seating for more than 400 patrons that will replace the Company's existing restaurant on West 57th Street in New York City. As part of the operations of the PLANET HOLLYWOOD restaurant, the Company has the exclusive right to provide all food and beverage services to the hotel (excluding mini-bar operations, in-room guest amenities and self-serve coffee), and will provide and prepare the food for room service, serve breakfast to the hotel's guests in its restaurant and provide bar service in the hotel's lobby area.

    In addition to its participation in the hotel's profits through its 20% equity interest in the joint venture, the Company will receive royalties from the joint venture under a ten-year license (renewable by the joint venture for two additional five-year periods) for the hotel's use of the PLANET HOLLYWOOD name and logo. The joint venture may terminate the license under certain circumstances in which it would be required to rename the hotel.

    The Company is required to make a $7.0 million capital contribution (of which $5.0 million has been paid) for its 20% interest in the joint venture. In addition, the Company has entered into a synthetic lease of a condominium unit that will constitute the site of the new flagship PLANET HOLLYWOOD restaurant. If the joint venture fails to make certain required payments to the lenders under the joint venture's credit facility, the Company may increase its interest in the joint venture by making such payments.

    The term of the joint venture is until December 31, 2050. The Company and its joint venturers have granted each other rights of first refusal with respect to transfers of the restaurant and hotel units, respectively. If, within five years after the opening of the hotel, the hotel is sold to a third party and such third party terminates the license agreement with the Company, the Company has the right to require the joint venture to reacquire its membership interest at fair market value and to pay $1.0 million to the Company.

CONSUMER PRODUCTS DIVISION

    The Consumer Products division is primarily responsible for the licensing of the Company's brands in connection with selected consumer products, such as ice cream, toys and games.

    COOL PLANET ICE CREAM. The Company has formed a strategic alliance with Dreyer's Grand Ice Cream, Inc. ("Dreyer's"), a leading manufacturer of ice cream and frozen desserts. Under a license from the Company, Dreyer's will produce and distribute through supermarkets and other retail food outlets a new line of premium-plus ice cream under the name COOL PLANET. In addition, the Company plans to develop and open its own COOL PLANET ice cream and dessert shops that will feature COOL PLANET ice cream products. The shops generally will range in size from 800 to 1,400 square feet, will have counter service and a small table seating area, and will feature unique decor derived from the PLANET HOLLYWOOD theme concept. COOL PLANET ice cream also will be added to the menu in all of the Company's theme restaurants and is anticipated to be sold in PLANET MOVIES BY AMC megaplexes. COOL PLANET ice cream products are expected to become available to consumers beginning in 1998 and the Company anticipates opening ten COOL PLANET shops, primarily in California and Florida, by the end of 1998. Whoopi Goldberg, one of the Company's principal celebrity stockholders, will become the spokesperson for COOL PLANET products and COOL PLANET shops.

    The Company has granted Dreyer's and its wholly owned subsidiary, Edy's Grand Ice Cream, subject to certain exceptions, an exclusive 30-year license to use the COOL PLANET trademarks and designs in connection with manufacturing, distributing, promoting and selling ice cream and similar frozen products. The Company and Dreyer's have agreed to co-develop at least five ice cream flavors for sale under the COOL PLANET brand. Dreyer's ice cream will pay quarterly royalties to the Company based on its net sales of COOL PLANET ice cream to customers other than the Company's existing and future theme restaurants and COOL PLANET shops. Either party may terminate the license if net sales in the fourth year of the license fall below a specified minimum threshold.

    OTHER CONSUMER PRODUCTS. The Company has entered into licensing arrangements to create, in conjunction with Hasbro, Inc., the "PLANET HOLLYWOOD--The Game" board game and, in conjunction with Mattel, Inc., the PLANET HOLLYWOOD Barbie-Registered Trademark- doll. The Company has also entered into a licensing arrangement for a PLANET HOLLYWOOD
Visa-Registered Trademark-card and for a PLANET HOLLYWOOD "entertainment minute update" to be broadcast on radio stations around the United States. The Company is continuing to seek additional licensing arrangements to promote its brands and capitalize on its brand recognition.

CELEBRITY INVOLVEMENT

    A number of motion picture and sports celebrities promote the Company and allow the Company to use their names, pictures and select memorabilia in advertising, promoting and operating its units. These celebrities include, in addition to the founding movie and sports celebrities, such stars as Tom Arnold, Cindy Crawford, Danny Glover, Melanie Griffith, Don Johnson, Luke Perry, Steven Seagal, Charlie Sheen, Wesley Snipes, Jean-Claude Van Damme and Tiger Woods. The Music Concept is also expected to have substantial celebrity involvement from leading recording artists.

    Each celebrity generally grants the Company the right to use his or her name, approved likeness, approved biography and selected career memorabilia in connection with the promotion, advertising and operation of the Company's units. The Company must obtain prior consent with respect to any use of a celebrity's name or likeness in connection with sales of merchandise. In addition, each celebrity generally assists/participates in various promotional activities, including attending the grand openings of new units, screening new movies at the units and making periodic appearances at parties and other special events at the units. The Company generally issues to these celebrities shares or options to acquire shares of its common stock. Resale of the shares is restricted for varying periods of years and the options are subject to forfeiture in certain circumstances.

    The Company is continuing to expand its roster of celebrity stockholders, with an emphasis on new, up-and-coming stars, in order to further expand its appeal to broader segments of consumers. The Company anticipates that it will be able to continue to attract new celebrities to enter into promotional agreements with the Company similar to those currently in effect, including provision for the issuance to those celebrities of shares or options to acquire shares of its common stock in amounts that, in the aggregate, are not expected to be material. There can be no assurance, however, of the extent to which major motion picture, sports, music or other celebrities will promote the Company or its brands in the future.

ADVERTISING AND PROMOTION

    The Company attracts new customers through word-of-mouth, the visibility of its branded merchandise, radio and print advertising, billboards and the extensive media coverage typically associated with grand openings of new units due to the attendance of celebrities. In addition, certain Company-owned units employ their own public relations manager. In connection with unit openings, local public relations firms are retained to generate local interest and industry magazines and television shows are alerted to the upcoming "photo opportunities" with celebrities. Motion picture premieres have become occasions for large-scale, major media events at the Company's units, further enhancing the awareness and cachet of the brand. The Company issues redeemable vouchers for food and merchandise purchases to tour operators in an effort to encourage tourists to include certain of the Company's units on their itineraries. The Company also hosts fund-raising parties for local charities at its units with the support of celebrities, including pre-opening staff-training events where the charity collects the receipts and uses the unit free of charge.

FRANCHISING

    A significant number of overseas theme-restaurant units have been franchised. The Company's standard franchise agreement grants the exclusive right for up to 50 years to operate restaurant and/or merchandise locations, and sell branded merchandise in a specified market and to use the Company's brands and trademarks. In addition, some of the franchisees have obtained the exclusive rights to open up units in specified countries, and the Company has entered into master franchise arrangements with respect to several larger territories. In return for the franchise, the Company has been paid initial nonrefundable fees typically ranging from $1.0 million to $2.0 million upon execution of the franchise agreements as well as royalties based on a percentage of the total revenues from the units, usually 5% to 10% of food and beverage revenues and 10% to 15% of merchandise revenues. See Note 13 to the Company's Consolidated Financial Statements for condensed financial information, summarized by geographic area.

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

    The licensed rights for Asia are currently held by Planet Hollywood (Asia) Pte Ltd. ("PH Asia"), an entity that is 50% owned by each of the Company and Leisure Ventures Pte Ltd., a Singapore company of which Mr. Ong Beng Seng (a director of the Company) is the largest stockholder. From time to time, some of the Company's franchisees have also entered into management agreements with PH Asia pursuant to which PH Asia has agreed to manage the franchisee's restaurants. See Note 5 to the Company's Consolidated Financial Statements for condensed financial information relating to affiliated companies, including PH Asia.

    The Company is party to a master franchise agreement with ECE, a publicly-traded Mexican company in which the Company is a 20% stockholder. Mr. Claudio Gonzalez (a director of the Company) is one of ECE's principal stockholders and the Chairman of its Board of Directors. ECE is currently operating PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units in Cancun, Buenos Aires, Los Cabos, Puerto Vallarta, Nassau, Cozumel, Acapulco and Sao Paolo. Pursuant to the franchise agreement, ECE has paid nonrefundable franchise fees of $5.0 million for the right to open a total of five PLANET HOLLYWOOD units and two OFFICIAL ALL STAR CAFE units in Mexico through 2000. In addition, ECE has the right, upon payment of the customary initial, non-refundable per unit franchise fees, to open up to eight additional OFFICIAL ALL STAR CAFE units and, with the Company's approval, up to an additional five PLANET HOLLYWOOD units in Mexico. ECE has also acquired the rights to open PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units in Rio de Janiero, Brazil and Santiago, Chile. ECE is obligated to pay continuing royalties to the Company consistent with the Company's standard franchise arrangements, based on a percentage of the total revenues from its units.

    During fiscal 1997, the Company and an affiliate of HRH Prince Alwaleed Bin Talal Abdulaziz Al Saud of Saudi Arabia ("Kingdom") entered into a franchise agreement pursuant to which Kingdom may develop up to 15 PLANET HOLLYWOOD units, and has a right of first refusal for an additional 19 units, in a total of 23 countries throughout the Middle East and Europe. To date, Kingdom has paid the Company $9.5 million for seven locations and has the option for an additional $1.5 million to develop up to two more units in Italy. Additional franchise fees will be payable under the franchise agreement. Kingdom also purchased approximately 1,087,000 shares of the Company's common stock directly from the Company for approximately $19.6 million.

INTELLECTUAL PROPERTY

    The Company has registered the PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE names and associated designs and logos, and has applied for the registration of the PLANET MOVIES, COOL PLANET and Music Concept brand names and associated designs and logos, as trademarks, trade names and service marks with the United States Patent and Trademark Office. The Company also has registered or has applied for registrations in corresponding offices in all other countries in which its units are located and, wherever legally permissible, has filed applications to register its trademarks, designs, trade names and service marks in foreign countries where it has an expectation of opening units in future years. There can be no assurance that such registrations and other steps will prove effective in protecting the proprietorship of the Company's brands. The Company regards its trademarks, designs, trade names, service marks and trade dress as having significant value and as material to its business.

    The Company licenses its brands and trademarks to its franchisees and joint ventures. A typical license agreement grants the licensee the right to use on a non-exclusive basis and to sublicense certain intellectual property rights of the Company, including the Company's brand names, logos, trademarks and service marks. These intellectual property rights may be used only in connection with the operation and promotion of a unit and the sale of branded merchandise at a specified unit.

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

    Sales of counterfeit merchandise bearing the Company's trademarks have occurred from time to time. The Company has attempted, and will continue to attempt, to control the sale of counterfeit merchandise by instituting legal proceedings against manufacturers or distributors of counterfeit merchandise. Management believes that sales of such counterfeit merchandise have not had a material adverse effect on the Company's merchandise sales.

COMPETITION

    The restaurant and retail merchandising industries are affected by changes in consumer tastes and by international, national, regional and local economic conditions and demographic trends. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, employee availability and the type, number and location of competing restaurants, among other factors, also directly affect the performance of the Company's units. Changes in any of these factors in the markets where the Company currently operates units could adversely affect the Company's results of operations. Moreover, the theme restaurant industry is relatively young, is particularly dependent on tourism and has seen the emergence of a number of new competitors.

    The restaurant and retail merchandising industries are highly competitive based on the type, quality and selection of the food or merchandise offered, price, service, location and other factors. Many well-established companies with greater financial, marketing and other resources and longer operating histories than the Company compete with the Company in many markets. In addition, some competitors have design and operating concepts similar to those of the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the restaurant and retail industries.

    Competition in the hotel industry is vigorous and is generally based on quality of service, attractiveness of facilities and locations, price and other factors. Competition in the gaming industry, and in particular in Las Vegas, is intense and is generally based on the quality of the facilities and services and the entertainment offered at such facilities. The Company believes its properties are distinguishable from those of its competitors by their theme-orientations and celebrity involvement. However, many well-established lodging and gaming companies with greater financial, marketing and other resources and longer operating histories than the Company will compete with the Company in the markets where the Company plans to open its facilities.

    The motion picture exhibition industry is affected by a number of factors, including the availability of desirable motion pictures and their performance in the exhibitors' markets. Poor performance of, or disruption in the production of or access to, motion pictures, whether produced by the major studios or independent producers, could adversely affect the performance of the PLANET MOVIES BY AMC joint venture. In addition, were the joint venture to experience poor relationships with one or more major motion picture distributors, its business could be adversely affected. The joint venture will be subject to varying degrees of competition with respect to licensing films, attracting patrons, obtaining new theater sites and acquiring theater circuits. In addition, the joint venture's theaters face competition from a number of motion picture exhibition delivery systems, such as pay television, pay-per-view and home video systems, and from other forms of entertainment that compete for the public's leisure time and disposable income.

EMPLOYEES

    As of December 28, 1997, the Company employed approximately 9,100 persons, 300 of whom were corporate management and administrative employees, 1,100 were restaurant and merchandise management personnel, and 7,700 were employed in non-management restaurant and merchandising operations. The Company's employees are not covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be satisfactory.

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

    NEVADA GAMING REGULATION. The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The gaming operations of the gaming facilities that will form a part of the Las Vegas Project are subject to the licensing and regulatory control of the Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming

Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's proposed gaming operations.

    The Company will be required to apply for and obtain Gaming Licenses in connection with its ownership interest (through a subsidiary) in the Las Vegas Project. The Las Vegas Project will be required to obtain Gaming Licenses in order to conduct casino gaming operations. The Las Vegas Project will be a limited liability company licensee (a "Company Licensee") upon the receipt of all required Gaming Licenses. The Gaming Licenses that will be held by the Las Vegas Project will require the payment of fees and taxes and will not be transferable. The Company will also be required to be registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and to be found suitable to own the stock of its subsidiary that will have an ownership interest in the Las Vegas Project (the "Gaming Subsidiary") which will be required to be licensed as a member of the Joint Venture. The following regulatory requirements will be applicable to the Company, the Gaming Subsidiary and the Las Vegas Project upon their receipt of all necessary Gaming Licenses from the Nevada Gaming Authorities. The Company, the Gaming Subsidiary and the Las Vegas Project have not yet applied for or obtained from the Nevada Gaming Authorities the Gaming Licenses required in order for the Las Vegas Project to conduct gaming operations and there can be no assurances that such Gaming Licenses will be obtained, or that they will be obtained on a timely basis. There can also be no assurances that the officers, directors and key employees of the Company and the Gaming Subsidiary will obtain Gaming Licenses from the Nevada Gaming Authorities.

    As a Registered Corporation, the Company will be required to periodically submit detailed financial information and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a member of, or receive any percentage of profits from a Company Licensee without first obtaining Gaming Licenses from the Nevada Gaming Authorities.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Gaming Subsidiary or the Las Vegas Project in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company and the Gaming Subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all costs of the investigations. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position. If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Gaming Subsidiary, the Company or the Gaming Subsidiary would have to sever all relationships with such person. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Las Vegas Project will be required to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. If the Company obtains Gaming Licenses from the Nevada Commission, any restrictions on the transfer of the equity securities of the Gaming Subsidiary, and any agreements not to encumber the equity securities of the Gaming Subsidiary, in respect of the notes to be issued in the proposed 1998 Notes Offering (see description in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources) will require the approval of the Nevada Commission in order to remain effective. No assurances can be given that such approvals will be obtained.

    If it were determined that the Nevada Act was violated by the Company, the Gaming Subsidiary or the Las Vegas Project, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Gaming Subsidiary, the Las Vegas Project and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the gaming properties held by the Las Vegas Project and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any Gaming License or the appointment of a supervisor could (and revocation of any Gaming License would) materially adversely affect the Company's proposed gaming operations.

    Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Gaming Subsidiary, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, such as the notes to be issued in the proposed 1998 Notes Offering (see description in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources), to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:
(i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    After becoming a Registered Corporation, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval of the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

    The regulations of the Nevada Board and the Nevada Commission also provide that any entity which is not an "affiliated company," as such term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or such regulations, such as the Company, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, the Nevada Board Chairman has ruled that it is not necessary to submit an application. The Exchange Offer (as defined in the disclosure regarding the proposed 1998 Notes Offering described in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources) will qualify as a public offering. The Company intends to file a written request (the "Ruling Request") with the Nevada Board Chairman for a ruling that it is not necessary to submit the Exchange Offer for prior approval. No assurance can be given that the Ruling Request will be granted or that it will be considered on a timely basis. If the Nevada Board Chairman rules that approval of the Exchange Offer is required, the Company will file an application for such approval. If the Ruling Request is not granted, the Exchange Offer could be significantly delayed, while the Company seeks approval of the Nevada Board and the Nevada Commission for the Exchange Offer. No assurance can be given that approval of the Exchange Offer, if required, will be granted.

    Regulations of the Nevada Commission also prohibit certain repurchases of securities by Registered Corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more than 3% of the outstanding securities of the Registered Corporation. The regulations of the Nevada Commission also require prior approval for a "plan of recapitalization," as such term is defined in the Nevada regulations; generally, a plan of recapitalization is a plan proposed by the management of a Registered Corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation which acquisition itself would require the prior approval of the Nevada Commission.

    Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    Licensee fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where certain entertainment is furnished in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise.

    A person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standard of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

ITEM 2. PROPERTIES

    As of December 28, 1997, the Company, together with its franchisees and licensees, operated 87 theme restaurants located in 29 countries throughout North America, Europe and Asia, of which 53 are Company-owned. At present, all Company-owned units are located on leased sites, with lease terms (including renewal options) generally ranging from 15 to 25 years. Typically, the lease rental includes a minimum fixed rent and additional rent based on a percentage of total revenue from the unit. In fiscal 1997, total rental expense represented approximately 10.0% of Direct Revenues. As of December 28, 1997, the following tables provide information about the Company-owned and franchised units that were operating. The Company may franchise or close certain underperforming Company-owned units, none of which is material to its operations.

                              COMPANY-OWNED UNITS

PLANET HOLLYWOOD

LOCATION                                    YEAR OPENED                    LOCATION                    YEAR OPENED
----------------------------------------  ---------------  ----------------------------------------  ---------------
New York, New York......................          1991     Helsinki, Finland.......................          1995
Costa Mesa, California..................          1992     San Antonio, Texas......................          1996
London, England.........................          1993     Myrtle Beach, South Carolina............          1996
Chicago, Illinois.......................          1993     Nashville, Tennessee....................          1996
Washington, D.C.........................          1993     Seattle, Washington.....................          1996
Mall of America, Minnesota..............          1993     Disneyland Paris, France................          1996
Aspen, Colorado.........................          1994     Berlin, Germany.........................          1996
Phoenix, Arizona........................          1994     Oberhausen, Germany.....................          1996
Miami, Florida..........................          1994     Amsterdam, Netherlands..................          1996
Maui, Hawaii............................          1994     Gatwick Airport, England................          1996
Lake Tahoe, Nevada......................          1994     Vancouver, Canada.......................          1996
Las Vegas, Nevada.......................          1994     Toronto, Canada.........................          1997
Dallas, Texas...........................          1994     Cannes, France..........................          1997
Reno, Nevada............................          1994     Prague, Czech Republic..................          1997
Orlando, Florida........................          1994     Key West, Florida.......................          1997
San Diego, California...................          1995     Indianapolis, Indiana...................          1997
Atlantic City, New Jersey...............          1995     Edmonton, Canada........................          1997
New Orleans, Louisiana..................          1995     Gurnee Mills, Illinois..................          1997
Honolulu, Hawaii........................          1995     Houston, Texas..........................          1997
Atlanta, Georgia........................          1995     Ft. Lauderdale, Florida.................          1997
San Francisco, California...............          1995     Munich, Germany.........................          1997
Paris, France...........................          1995     St. Louis, Missouri.....................          1997
Beverly Hills, California...............          1995     Dublin, Ireland.........................          1997

OFFICIAL ALL STAR CAFE

LOCATION                                    YEAR OPENED                    LOCATION                    YEAR OPENED
----------------------------------------  ---------------  ----------------------------------------  ---------------
New York, New York......................          1995     Myrtle Beach, South Carolina............          1997
Orlando, Florida(a).....................          1996     Miami, Florida..........................          1997
Las Vegas, Nevada.......................          1996     Atlanta, Georgia........................          1997
Atlantic City, New Jersey...............          1997

                                FRANCHISED UNITS

PLANET HOLLYWOOD

LOCATION                                    YEAR OPENED                    LOCATION                    YEAR OPENED
----------------------------------------  ---------------  ----------------------------------------  ---------------
Cancun, Mexico(b).......................          1992     Zurich, Switzerland.....................          1996
Hong Kong(c)............................          1994     Hamburg, Germany(a).....................          1996
Jakarta, Indonesia(c)...................          1994     Tel Aviv, Israel(d).....................          1996
Barcelona, Spain........................          1995     Singapore...............................          1997
Sydney, Australia.......................          1996     Guam....................................          1997
Buenos Aires, Argentina (a)(b)..........          1996     Johannesburg, South Africa(a)...........          1997
Los Cabos, Mexico(b)....................          1996     Melbourne, Australia....................          1997
Puerto Vallarta, Mexico(b)..............          1996     Manila, Philippines(a)..................          1997
Nassau, Bahamas(b)......................          1996     Rome, Italy.............................          1997
Cozumel, Mexico(b)......................          1996     Kuala Lumpur, Malaysia(a)...............          1997
Acapulco, Mexico(b).....................          1996     Gold Coast, Australia(a)................          1997
Moscow, Russia..........................          1996     Madrid, Spain(a)........................          1997
Bangkok, Thailand.......................          1996     Sao Paolo, Brazil(a)(b).................          1997
Cape Town, South Africa.................          1996     Taipei, Taiwan(a).......................          1997
Beirut, Lebanon(a)......................          1996     Niagara Falls, Canada(a)................          1997
Dubai, United Arab Emirates(a)..........          1996     Brussels, Belgium(a)....................          1997

OFFICIAL ALL STAR CAFE

LOCATION                                    YEAR OPENED
----------------------------------------  ---------------
Cancun, Mexico(b).......................          1996
Melbourne, Australia....................          1996

------------------------

(a) A stand-alone retail store is presently operating at this location and the Company expects to open a restaurant-merchandise store on the site within twelve months.

(b) The PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units in Cancun, Buenos Aires, Los Cabos, Puerto Vallarta, Nassau, Cozumel, Acapulco and Sao Paolo are owned by ECE. See "Franchising."

(c) The Hong Kong and Jakarta units operate under both a single master franchise agreement and site franchise agreements that provide for royalty payments to PH Asia, of which the Company owns a 50% interest, as the assignee of the Company. PH Asia owns a 64% equity interest in the entity that operates the Hong Kong unit and 20% equity interest in the entity that operates the Jakarta unit.

(d) The Company is leasing the assets at this location to a third party that operates the facility.

    The Company has entered into certain lease agreements with the Walt Disney Co. or its affiliates, for various Planet Hollywood and Official All Star Cafe restaurants and merchandise stores. Each of the respective leases contain certain unique provisions which are consistent with the standard terms imposed by the Walt Disney Co. One such provision requires the consent of the landlord prior to certain transfers of a controlling interest in the Company, the tenant or its subsidiaries, which may include transfers of 50% or more of the share of any such entity, the transfer of a controlling interest in the entity by the Company or Robert Earl, or the termination of Mr. Earl's active management of any such entity. In addition, the landlord has a right of first refusal to match certain offers to acquire more than 10% of the stock of the Company, the tenant or its affiliates. Similarly, the landlord has a right of first refusal to match any offer to locate a restaurant within or adjacent to any theme park that is not owned or licensed by the landlord or its affiliates. Another provision grants the landlord an option to terminate the lease for any reason upon 60 days notice and acquire the improvements on the premises at fair market value, as defined by the particular lease agreement.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant from time to time in routine lawsuits incidental to its business, which, individually and in the aggregate, are not expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A voting common stock, $0.01 par value (the "Class A Common Stock"), is registered and was traded on the Nasdaq National Market from April 19, 1996 through Friday, September 19, 1997. Beginning Monday, September 22, 1997, the Class A Common Stock has been traded on the New York Stock Exchange under the symbol "PHL." The Company's Class B non-voting common stock, $0.01 par value (the "Class B Common Stock") is not traded on an establish public trading market and transfer of such stock is generally restricted. As of March 12, 1998 there were approximately 3,226 stockholders of record of the Class A Common Stock and 19 stockholders of record of the Class B Common Stock. The following table shows the high and low per share bid prices for the Class A Common Stock for each full quarterly period beginning April 19, 1996, the date of the Company's Initial Public Offering, through December 28, 1997:

                                                       FIRST QUARTER  SECOND QUARTER   THIRD QUARTER  FOURTH QUARTER
                                                        (JAN.-MAR.)    (APRIL-JUNE)    (JULY-SEPT.)     (OCT.-DEC.)
                                                       -------------  ---------------  -------------  ---------------
Fiscal 1996...............................  High            n/a          $   27.50       $   28.50       $   28.00
                                            Low             n/a          $   18.00       $   22.63       $   19.00

Fiscal 1997...............................  High         $   21.75       $   22.69       $   27.00       $   19.63
                                            Low          $   13.63       $   16.13       $   18.31       $   12.50

    The Company has never declared any cash dividends on its Class A or Class B Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and intends to retain its available cash to finance the development and growth of the Company. Any future dividend policy will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic conditions, tax implications and other factors as the Board of Directors may deem relevant. Although the Company does not anticipate declaring any common stock dividends or any other distributions on the Company's common stock in the foreseeable future, even if it desired to do so, the amount of any such dividend would be limited under the terms of its revolving credit arrangements and the proposed 1998 Notes Offering.

    RECENT SALES OF UNREGISTERED SECURITIES

    In April 1997, the Company issued 1,087,000 shares of its Class A Common Stock to an investor in conjunction with the consummation of a franchise agreement with the investor. Approximately $19.6 million was received for the shares issued.

    In July 1997, the Company filed two Registration Statements on Form S-8 with the Securities and Exchange Commission (file nos. 333-31683 and 333-31685), registering, in total, 12,000,000 shares of the Company's Class A Common Stock which may be issued pursuant to certain stock award and incentive plans. Accordingly, all options granted, and all stock issued pursuant to such Registration Statements, will no longer be reported as sales of unregistered securities. See Note 8 to the Company's Consolidated Financial Statements for a discussion of stock options granted in fiscal 1997.

    In January 1997, the Company issued 218,438 shares of its restricted Class B non-voting common stock to certain celebrities. The restrictions lapse over a period of years, generally three to four years. The shares were valued at their estimated market value totaling $4.0 million.

    All of the aforementioned transactions, other than those pursuant to the S-8 Registration Statements, were consummated in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                     SELECTED FINANCIAL AND OPERATING DATA
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FISCAL YEAR ENDED
                                                        ---------------------------------------------------------
                                                          1993        1994        1995        1996        1997
                                                        ---------  ----------  ----------  ----------  ----------
STATEMENTS OF OPERATIONS DATA:
REVENUES:
  Food and beverage...................................  $  18,311  $   78,377  $  160,997  $  222,481  $  273,344
  Merchandise.........................................      9,185      41,826     104,051     124,955     173,966
  Royalties...........................................      3,181       1,729       1,558       4,528      11,715
  Franchise fees......................................     --           4,000       4,000      21,400      16,100
                                                        ---------  ----------  ----------  ----------  ----------
TOTAL REVENUES........................................     30,677     125,932     270,606     373,364     475,125
                                                        ---------  ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
  Food and beverage cost of sales.....................      4,372      19,891      38,537      50,190      61,930
  Merchandise cost of sales...........................      3,590      15,401      37,925      43,236      62,878
  Operating expenses..................................     13,120      59,683     116,805     156,893     208,484
  General and administrative..........................     12,203      19,641      20,057      20,431      49,324
  Depreciation and amortization.......................      2,818      16,231      22,182      27,295      38,825
  Impairment of long-lived assets.....................     --          --          --          --          48,699
                                                        ---------  ----------  ----------  ----------  ----------
TOTAL COSTS AND EXPENSES..............................     36,103     130,847     235,506     298,045     470,140
                                                        ---------  ----------  ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS.........................     (5,426)     (4,915)     35,100      75,319       4,985
                                                        ---------  ----------  ----------  ----------  ----------
  Interest (expense) income, net......................        142      (4,054)    (11,229)     (2,874)      1,327
  Equity in income (loss) of unconsolidated
    affiliates........................................       (198)     --             848       4,308       6,900
  Gain on sale of subsidiary interests................     --          --             611      --          --
  Minority interests..................................        223        (299)     (3,728)     (1,037)     --
  Provision for income taxes..........................     --          --            (875)    (27,636)     (4,954)
                                                        ---------  ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............     (5,259)     (9,268)     20,727      48,080       8,258
  Extraordinary item, net.............................     --          --          --         (10,421)     --
                                                        ---------  ----------  ----------  ----------  ----------
NET INCOME (LOSS).....................................  ($  5,259) ($   9,268) $   20,727  $   37,659  $    8,258
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
EARNINGS PER SHARE:
  Basic income before extraordinary item..............     --          --      $     0.26  $     0.47  $     0.08
  Diluted income before extraordinary item............     --          --            0.25        0.47        0.08
  Basic Net Income....................................     --          --            0.26        0.37        0.08
  Diluted Net Income..................................     --          --            0.25        0.37        0.08
  Basic weighted average shares outstanding...........     --          --          80,000     100,741     108,465
                                                        ---------  ----------  ----------  ----------  ----------
  Diluted weighted average shares outstanding.........     --          --          82,233     102,590     109,805
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
FINANCIAL POSITION:
  Working capital.....................................  $  17,231  $    3,925  $   15,528  $   60,551  $   30,431
  Total assets........................................     80,183     144,923     240,185     401,260     505,559
  Long-term debt......................................     30,091      82,819     122,745       7,529      70,491
  Minority interests..................................      4,507       8,959      10,466      --          --
  Redeemable warrants.................................     --          --          15,000      --          --
  Stockholders' equity................................     16,298       7,459      28,145     312,131     338,541
                                                        ---------  ----------  ----------  ----------  ----------
OTHER STATISTICS:
  Cash flow from operations...........................  ($  9,560) ($   3,146) $   33,370  $   48,830  $   35,766
  Capital expenditures................................     29,345      52,131      80,291      81,675     124,526
  Units open at fiscal year end:
    Company-owned.....................................          4          15          23          37          53
    Franchised........................................          3           3           6          21          34
                                                        ---------  ----------  ----------  ----------  ----------
    Total.............................................          7          18          29          58          87
                                                        ---------  ----------  ----------  ----------  ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance of new guests of the Company's brands and concepts as the Company continues to expand into new brands and/or regions; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

    Historically, the Company has derived substantially all of its revenues from its theme restaurants, which revenues have consisted of (i) food and beverage revenues, (ii) merchandise revenues, (iii) royalties and (iv) franchise fees. Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." For fiscal 1997, food and beverage revenues were approximately 61.1% of Direct Revenues and merchandise revenues were approximately 38.9% of Direct Revenues.

    Franchisees are typically required to pay an up-front franchise fee ranging from $1.0 million to $2.0 million, which is recognized when all the Company's pre-opening obligations in respect of the unit are fulfilled and the franchised unit opens. Thereafter, the franchisee is required to pay royalties based on its gross revenues from food, beverage and merchandise sales. These royalties typically range from 5% to 10% of the franchisee's food and beverage revenues and 10% to 15% of the franchisee's merchandise revenues.

    The Company historically has capitalized pre-opening costs for each of its new units and has amortized such costs over the 12-month period following the opening of the unit. Pre-opening costs consist of direct costs related to hiring and training the initial workforce and other direct costs related to opening a new unit, including expenses related to the grand opening. A new accounting standard is currently under consideration by the American Institute of Certified Public Accountants which, if adopted, would require a change in the Company's accounting for pre-opening costs to an expense-as-incurred basis. See "--New Accounting Standards."

    During the initial period following its opening, a new unit typically realizes higher revenues than in subsequent periods of operation, due primarily to the substantial promotional activity during this period, including its celebrity grand opening event. Because of this "honeymoon" period, a unit is included in the "same unit" analysis, which only includes Company-owned units, discussed below only after it has been open for a full fiscal period after the eighteenth month of its operations, at which time its performance for that period can be compared to its performance for the first full period following the first sixth months of its operations (the comparable year ago period). In fiscal 1997, only 18 of the 53 Company-owned units were included in the "same unit" analysis.

    The Company believes that its future growth will come from expansion of its theme restaurant operations, including its new Music Concept, as well as capitalizing on its brands through various strategic ventures outside the restaurant industry. New Company-owned PLANET HOLLYWOOD, and OFFICIAL ALL STAR CAFE units will be smaller than most existing Company-owned units and correspondingly will have lower development and operating costs than existing units. However, because of their smaller size, new units also are expected to generate lower revenues than have historically been realized by the Company's existing units.

    During fiscal 1997, the Company organized its operations into five separate operational divisions to support the further diversification of its business. The Food & Beverage division is primarily responsible for the development of, and the food and beverage operations associated with, the Company's theme restaurants (other than those theme restaurants associated with the Company's joint venture projects). The Retail & Merchandising division is primarily responsible for the development of, and sales of products and merchandise through, retail stores located within the Company's theme restaurants as well as stand-alone retail stores and other distribution channels. The Theaters & Entertainment division is primarily responsible for the development and oversight of the Company's joint venture with AMC and for the creation and development of other entertainment ventures. The Lodging & Gaming division is responsible for the Company's participation in the Las Vegas Project, the OFFICIAL ALL STAR HOTEL and the PLANET HOLLYWOOD HOTEL, as well as similar ventures that may be pursued in the future. The Consumer Products division is primarily responsible for the licensing of the Company's brands in connection with selected consumer products, such as "PLANET HOLLYWOOD--The Game" and COOL PLANET ice cream. For additional discussion regarding these five operational divisions, see Item 1--Business. In the future, the Company expects to report its financial results in line with the new divisional structure.

OPERATING RESULTS

    The following table sets forth various components of the Company's operating results expressed as a percentage of total revenues (except where otherwise indicated) for fiscal 1995, 1996 and 1997. The table also sets forth certain relevant operating data for the periods presented.

                                                                                                       FISCAL
                                                                                           -------------------------------
                                                                                             1995       1996       1997
                                                                                           ---------  ---------  ---------
INCOME STATEMENT DATA:
Revenues:
  Food and beverage......................................................................       59.5%      59.6%      57.5%
  Merchandise............................................................................       38.4       33.5       36.6
  Royalties..............................................................................        0.6        1.2        2.5
  Franchise fees.........................................................................        1.5        5.7        3.4
                                                                                           ---------  ---------  ---------
    Total revenues.......................................................................      100.0%     100.0%     100.0%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
Costs and expenses:
  Food and beverage cost of sales (a)....................................................       23.9%      22.6%      22.7%
  Merchandise cost of sales (b)..........................................................       36.4       34.6       36.1
  Operating expenses(c)..................................................................       44.1       45.2       46.6
  General and administrative expenses....................................................        7.4        5.5       10.4
  Depreciation and amortization..........................................................        8.2        7.3        8.2
  Equity in earnings of unconsolidated affiliates........................................       (0.3)      (1.2)      (1.5)
Total costs and expenses.................................................................       87.0       79.8       99.0
Income from operations...................................................................       13.0       20.2        1.0
Interest income (expense), net...........................................................       (4.1)      (0.8)       0.3
Minority interests.......................................................................        1.4        0.3     --
Provision for income taxes...............................................................        0.3        7.4        1.0
Net income...............................................................................        7.7       10.1        1.7

OPERATING DATA:
Food and beverage sales (c)..............................................................       60.7%      64.0%      61.1%
Merchandise sales (c)....................................................................       39.3       36.0       38.9
                                                                                           ---------  ---------  ---------
    Total Direct Revenues................................................................      100.0%     100.0%     100.0%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
Units in operation at fiscal year end:
  Company-owned units....................................................................         23         37         53
  Franchised units.......................................................................          6         21         34
                                                                                           ---------  ---------  ---------
    Total................................................................................         29         58         87
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

------------------------

(a) As a percentage of food and beverage revenues.

(b) As a percentage of merchandise revenues.

(c) As a percentage of Direct Revenues.

    In fiscal 1997, "same unit" revenues of Company-owned units declined 11% compared to fiscal 1996. In addition, the Company recorded a charge in the 1997 fourth quarter of $71.2 million ($44.5 million after tax), $3.0 million of which represented a cash charge. The principal components of this charge were (i) $48.7 million related to a writedown of long-lived assets, associated with underperforming domestic and foreign Company-owned restaurant units, (ii) $19.0 million related to the write-off of certain franchise and other receivables as well as the abandonment of certain marketing initiatives and (iii) $3.0 million related to the write-off of obsolete merchandise inventories. In response to these lower than expected results, the Company has begun to undertake the following measures to improve its performance:

    INTRODUCING NEW MARKETING INITIATIVES IN THE PLANET HOLLYWOOD RESTAURANT BUSINESS. One of the Company's key priorities in the near term is to inject new excitement into the PLANET HOLLYWOOD restaurant business in order to stimulate greater customer traffic. The Company plans to increase the frequency of celebrity events and promotions and broaden the number of celebrities associated with PLANET HOLLYWOOD, with an emphasis on new, up-and-coming stars. A senior executive has relocated from the Company's headquarters in Orlando, Florida to Hollywood, California, where he is responsible for developing new relationships with celebrities and other members of the film industry. In addition, the Company is taking steps to broaden the appeal of its restaurants through menu revisions, the acceptance of reservations in certain markets and greater promotion of group sales, in order to attract more local residents to augment the Company's primarily tourist customer base.

    ENHANCING THE MIX OF MERCHANDISE SOLD IN PLANET HOLLYWOOD AND OFFICIAL ALL STAR CAFE UNITS. The Company is developing programs to continually update and refresh its merchandise mix. For example, the Company has begun to introduce special seasonal product lines two times per year, as a complement to the base souvenir merchandise business. At the same time, although new items are being added, the Company intends to reduce its total SKUs by 25% and has implemented an "open-to-buy" inventory management system that by March 1, 1998 had already reduced domestic inventory levels by approximately 7% since the end of fiscal 1997. In addition to the merchandise stores in its theme restaurants, the Company will continue to pursue merchandise sales through its own stand-alone retail stores and other global retail distribution channels.

    FOCUSING ON THREE KEY BRAND CONCEPTS. The Company continuously evaluates new themes for brand marketing. Such themes have included MARVEL MANIA, of which there is currently one unit in operation at Universal Studios, California, and CHEFS OF THE WORLD, which has only been in the development stage. However, the Company believes that PLANET HOLLYWOOD, the OFFICIAL ALL STAR CAFE and the Music Concept offer the greatest potential for long- term growth. Accordingly, the Company has terminated its relationship with MARVEL MANIA, due in part to the recent bankruptcy of the parent company of the Company's partner in the concept, and has shelved further development of its CHEFS OF THE WORLD concept.

    SCALING BACK EXPANSION OF PLANET HOLLYWOOD AND OFFICIAL ALL STAR CAFE
UNITS. As it revitalizes its existing unit base, the Company will scale back expansion of Company-owned PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units. In 1998, the Company plans to open three new PLANET HOLLYWOOD units, compared to 12 opened in 1997, and two new OFFICIAL ALL STAR CAFE units, compared to four opened in 1997. The Company previously anticipated opening nine PLANET HOLLYWOOD and six OFFICIAL ALL STAR CAFE units in 1998. The Company expects franchisees to open approximately ten PLANET HOLLYWOOD units and one OFFICIAL ALL STAR CAFE unit during 1998.

    REALIGNING AND STREAMLINING MANAGEMENT STRUCTURE. To support the further diversification of its business, the Company has created five operating divisions: Food & Beverage; Retail & Merchandise; Lodging & Gaming; Theaters & Entertainment; and Consumer Products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview". In the future, the Company expects to report its financial results in line with this new divisional structure. The Company is realigning management responsibilities to ensure the strongest team for each division and will consider augmenting its in-house team through the recruitment of additional individuals with special expertise. Executives will be held strictly accountable for their results and their compensation will be tied to meeting performance targets. The Company has eliminated certain management layers to streamline its organization and increase operating efficiencies. This action has resulted in the elimination of a total of approximately 40 positions, including a 10% reduction at corporate headquarters.

    APPOINTING AN EXECUTIVE TO OVERSEE FRANCHISING. In connection with its management realignment, the Company has appointed an executive to oversee all of its franchising activities, including the development of new international franchises. The Company believes that all of its existing and newly developed brands have substantial franchising potential and, as a result, franchising will continue to play a key role in future growth.

    HIRING A SENIOR OPERATIONS EXECUTIVE. Robert Earl, the Company's President and Chief Executive Officer, has reassumed primary responsibility for the Company's day-to-day operations in the near term. The Company has commenced a search for an experienced senior executive to oversee all of its operations in order to enable Mr. Earl to devote greater attention to strategic activities and the creative and marketing aspects of the Company's business.

    REDUCING OPERATING COSTS. The Company has conducted a thorough review of its operating and expense structure and has identified several areas for cost reduction, including, among other things, staff reductions, enhanced purchasing efficiencies and streamlined operating procedures that are estimated to yield up to $5.0 million in annual cost savings.

    Because these measures will be implemented gradually over the balance of fiscal 1998, the Company expects relatively flat revenues and modestly lower earnings in 1998. However, the Company expects to resume its growth in fiscal 1999 as its strategic ventures and other initiatives begin to contribute meaningfully to its performance.

FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES. Total revenues increased 27.2% from $373.4 million in fiscal 1996 to $475.1 million in fiscal 1997. The increase in revenues is due primarily to the Company's continued expansion through the development of new themed restaurants, franchising activities and the expansion of its retail distribution system, including direct merchandise sales.

    Direct Revenues increased 28.8% from $347.4 million in fiscal 1996 to $447.3 million in fiscal 1997, due primarily to the opening of 16 new Company-owned units in fiscal 1997 ($42.1 million of the increase) and the inclusion in fiscal 1997 results of a full year of operations of 14 Company-owned units that were opened in fiscal 1996 ($47.6 million of the increase). Increased sales of merchandise to specialty retailers and through other retail distribution channels also contributed to higher Direct Revenues in fiscal 1997. Fiscal 1997 Direct Revenues were adversely impacted by the 11% decline in "same unit" revenues. The decline in "same unit" revenues was due to a decline in customer traffic that was attributable principally to (i) increased competition in the theme-dining sector and (ii) a diversion of management's focus from existing unit operations to new unit openings and strategic initiatives. Competition in major tourist markets increased significantly in fiscal 1997. Four PLANET HOLLYWOOD units accounted for 46% of the dollar amount of the decline in "same unit" revenues, while contributing only 27% of "same unit" revenues as a whole. In addition, fiscal 1997 "same unit" revenues at certain of the Company's units were adversely impacted by the particularly strong revenues realized by these units in fiscal 1996 due to increased customer traffic generated by the Summer Olympics. In the near term, the Company anticipates further declines in "same unit" revenues, primarily as a result of decreased customer traffic due to increased competition.

    As a percentage of Direct Revenues, merchandise sales increased from 36.0% in fiscal 1996 to 38.9% in fiscal 1997. The increase in merchandise sales as a percentage of Direct Revenues was primarily due to the introduction of new product lines, sales to specialty retailers and promotional sales. To increase the exposure of its brands to consumers worldwide, the Company markets its branded products in innovative ways, including the sale of merchandise to specialty retailers having a worldwide distribution and marketing presence.

    Franchise fees were $21.4 million in fiscal 1996 and $16.1 million in fiscal 1997. In fiscal 1996, a total of 16 franchised units were opened, compared to 13 in fiscal 1997. Royalties and other revenues increased from $4.5 million in fiscal 1996 to $11.7 million in fiscal 1997, due primarily to growth in the number of franchised units and the licensing of the Company's brands.

    COSTS AND EXPENSES. Food and beverage costs as a percentage of food and beverage revenues increased slightly from 22.6% in fiscal 1996 to 22.7% in fiscal 1997. In fiscal 1997, merchandise costs as a percentage of merchandise revenues increased to 36.1% from 34.6% in fiscal 1996 due to a write-off of certain discontinued inventories (including inventories affected by a redesign of the Company's OFFICIAL ALL STAR CAFE logo), which resulted in a $3.0 million charge. Operating expenses, which consist primarily of occupancy, labor and other direct unit operating costs, increased from 45.2% of Direct Revenues in fiscal 1996 to 46.6% of Direct Revenues in fiscal 1997. Occupancy costs increased as a percentage of Direct Revenues in fiscal 1997 because revenues at many of the Company's units were below the minimum rent thresholds in the applicable leases. In fiscal 1997, labor costs increased as a percentage of Direct Revenues because salaried labor costs remained relatively constant as the Company opened smaller units in new markets. The increase in operating expenses as a percentage of Direct Revenues was also a result of the decline in "same unit" sales.

    General and administrative expenses increased to $49.3 million in fiscal 1997 from $20.4 million in fiscal 1996. Approximately $19.0 million of the $28.9 million increase was attributable to the fourth quarter charge, consisting primarily of write-offs of certain franchise and other receivables as a result of the change in the Company's business strategy and financial uncertainties facing certain franchisees in Eastern Europe and Asia. The remainder of the increase was due principally to the expansion of the Company's corporate infrastructure, including increased employee headcounts.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from 7.3% of total revenues in fiscal 1996 to 8.2% of total revenues in fiscal 1997 due to increased depreciation on units constructed in 1996 and 1997 and a full year's amortization of goodwill on the units acquired by the Company in fiscal 1996.

    IMPAIRMENT OF LONG-LIVED ASSETS. As a result of operating losses incurred and projected to continue at certain restaurant units, the Company recorded a noncash impairment charge of $48.7 in fiscal 1997 related to the writedown of long-lived assets associated with certain underperforming units. The Company considers continued and projected operating losses or significant and long-term change in market conditions to be its primary indicators of potential impairment. An impairment was recognized as the future projected undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long-lived assets relating to the units. As a result, the carrying values of these assets were written down to their estimated fair values based on the projected discounted cash flows. No such charges were required in fiscal 1996.

    INTEREST INCOME (EXPENSE), NET. Net interest expense was $2.9 million in fiscal 1996 compared to net interest income of $1.3 million in fiscal 1997. Proceeds from the Company's initial public offering in April of 1996 were utilized to extinguish Company debt and interest was earned on the investment of remaining funds.

    EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates increased from $4.3 million in fiscal 1996 to $6.9 million in fiscal 1997, primarily due to additional franchise openings by ECE and PH Asia in 1997 and earnings from the Company's investment in the Hotel Pennsylvania.

    OTHER. Minority interests decreased from $1.0 million in fiscal 1996 to zero in fiscal 1997 due to the acquisition by the Company of all minority interests during fiscal 1996.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $27.6 million or 36.5% of pretaxable income in fiscal 1996 compared to $5.0 million or 37.5% in fiscal 1997. The increase in the Company's effective tax rate is primarily due to an increase in the percentage of total earnings from domestic units in fiscal 1997.

    EXTRAORDINARY ITEM, NET. In fiscal 1996, the Company incurred an extraordinary charge of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of long-term notes payable.

    SEASONALITY AND QUARTERLY COMPARISONS. The Company's revenues have been seasonal, due to the greater number of tourists who patronize the Company's units during the summer and year-end holiday season. Although units in certain locations are affected by different seasonal influences, the Company has historically experienced its strongest operating results from June through August. Moreover, as a result of the substantial revenues associated with each new Company-owned unit and the recognition of franchise fees, the timing of new unit openings may result in significant fluctuations in quarterly results. Additionally, in 1997 the Company realized substantial revenues through its retail distribution system. Quarterly results may fluctuate significantly in association with the timing of these transactions.

FISCAL 1996 COMPARED TO FISCAL 1995

    REVENUES. Total revenues increased 38.0% from $270.6 million in fiscal 1995 to $373.4 million in fiscal 1996.

    Direct Revenues increased 31.1% from $265.0 million in fiscal 1995 to $347.4 million in fiscal 1996, due primarily to the opening of 14 new Company-owned units in fiscal 1996 ($43.3 million of the increase) and the inclusion of a full year of operations of the nine Company-owned PLANET HOLLYWOOD units opened in fiscal 1995 ($49.2 million of the increase). Direct Revenues on a "same unit" basis decreased 2.0% from $200.6 million in fiscal 1995 to $196.6 million in fiscal 1996. As a percentage of Direct Revenues, merchandise sales decreased from 39.3% in fiscal 1995 to 36.0% in fiscal 1996. The decrease in merchandise mix is mostly due to the timing of new unit openings and development of new concepts which typically have a lower merchandise mix in their development stage.

    Franchise fees were $4.0 million in fiscal 1995 and $21.4 million in fiscal 1996 due to the opening of 16 franchises during 1996. Royalties increased 190.7% from $1.6 million in fiscal 1995 to $4.5 million in fiscal 1996, due primarily to the growth in the number of franchised units.

    COSTS AND EXPENSES. Food and beverage costs decreased from 23.9% of food and beverage revenues in fiscal 1995 to 22.6% in fiscal 1996 as a result of improved buying power and efficiencies from the greater unit base, allowing for favorable negotiations with suppliers. Merchandise costs decreased from 36.4% of merchandise revenues in fiscal 1995 to 34.6% in fiscal 1996 primarily as a result of improved buying power and favorable negotiation with suppliers. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 44.1% of Direct Revenues in fiscal 1995 to 45.2% in fiscal 1996, due primarily to opening of Company-owned units in Europe, which generally have higher operating costs.

    General and administrative expenses increased slightly from $20.1 million in fiscal 1995 to $20.4 million in fiscal 1996, as the Company continued to develop its infrastructure. However, these expenses were offset by reduced legal costs and cost savings generated from the sale of a Company-owned aircraft to an unaffiliated third party. As a percent of total revenues, general and administrative expenses decreased from 7.4% in fiscal 1995 to 5.5% in fiscal 1996 due to the greater number of Company-owned units contributing to total revenues. Depreciation and amortization increased 23.1% from $22.2 million in fiscal 1995 to $27.3 million in fiscal 1996, due primarily to the larger number of units in operation in 1996. Equity in income of unconsolidated affiliates increased from $0.8 million in fiscal year 1995 to $4.3 million in fiscal year 1996, attributable to various unit openings by the Company's minority investments in ECE and PH Asia.

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

    PROVISION FOR INCOME TAXES. The provision for income taxes was $27.6 million for fiscal year 1996. In fiscal 1995, the Company recorded a provision for income taxes of $0.9 million.

    The Company incurred an extraordinary charge during fiscal 1996 of $10.4 million, net of $5.9 million in taxes, as a result of the early retirement of long-term notes payable.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents a summary of the Company's cash flows for fiscal 1995, 1996 and 1997 (dollars in thousands):

                                                                                              FISCAL
                                                                                ----------------------------------
                                                                                   1995        1996        1997
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................  $   33,370  $   48,830  $   35,766
Net cash used in investing activities.........................................     (75,599)    (73,870)   (156,445)
Net cash provided by financing activities.....................................      52,128      59,948      81,153
Net effect of exchange rates on cash..........................................          --          --      (1,216)
Net increase (decrease) in cash and cash equivalents..........................  $    9,899  $   34,908  ($  40,742)

    In its operations, the Company does not have significant receivables and receives trade credit based upon negotiated terms in purchasing food products and other supplies. The Company does have accounts receivable arising out of franchise fees and royalties which will vary depending on the number of franchises in operation and the number of franchises granted in a given year. The Company's business has not required significant working capital to meet its operating requirements. The Company requires capital primarily for the development and operation of Company-owned units and has historically financed these activities from development loans and capital contributions by its stockholders, cash generated from operations and fees received in connection with the sale of franchises. In addition, in August 1995 the Company received net proceeds of $57.2 million from the private placement of $60.0 million principal amount of senior subordinated notes and common stock purchase warrants. In April 1996, the Company received proceeds of $196.6 million from the initial public offering of its common stock, which were used in part to retire the senior subordinated notes. In fiscal 1997, the Company utilized borrowings against its credit facility and funds received from a private sale of its common stock to help finance development activity.

    Net cash provided by financing activities in fiscal 1995, 1996 and 1997 was $52.1 million, $59.9 million and $81.2 million, respectively. In fiscal 1995, the primary sources of financing were the sale of the senior subordinated notes and warrants and development loans from stockholders. In fiscal 1996, the primary source of financing was the initial public offering of the Company's common stock. In fiscal 1997, the primary sources of financing were borrowings on the Company's credit facility and proceeds from a private sale of its common stock.

    Net cash provided by operating activities in fiscal 1995, 1996 and 1997 was $33.4 million, $48.8 million and $35.8 million, respectively. The increase in cash provided by operating activities from fiscal 1995 to fiscal 1996 was primarily due to the increased profitability of the Company. The decrease in cash provided by operating activities from fiscal 1996 to fiscal 1997 was due primarily to the utilization of cash in fiscal 1997 for inventory and operating expenses. Expenditures for pre-opening expenses, which are capitalized and amortized over a 12-month period following the opening of a unit, were $15.5 million, $13.9 million and $18.8 million for fiscal 1995, 1996 and 1997, respectively, and averaged $1.3 million per unit during the three-year period.

    Net cash used in investing activities in fiscal 1995, 1996 and 1997 was $75.6 million, $73.9 million and $156.4 million, respectively. The increase in net cash used in investing activities from fiscal 1996 to fiscal 1997 was primarily the result of the increased development and construction of new units and the construction of the Company's corporate headquarters. Capital expenditures for fiscal 1995, 1996 and 1997 were $80.3 million, $81.7 million and $124.5 million, respectively.

    Of the $196.6 million net proceeds from the initial public offering of the Company's common stock in fiscal 1996, the Company used approximately $130.8 million to prepay indebtedness consisting of approximately $70.8 million of notes payable to stockholders and $60.0 million of senior subordinated notes held by institutional investors. The remaining proceeds were used for general corporate purposes, including the development and construction of new units.

    In September 1997, the Company replaced its existing $50 million credit facility with a $155 million multi-currency, long-term credit agreement (the "Credit Agreement") with a consortium of lenders for which SunTrust Bank, Central Florida, N.A., acted as agent. The Credit Agreement provides for a $100 million revolving credit facility, a $20 million long-term loan facility and a $35 million LIBOR-based leveraged lease facility. The Credit Agreement carries an annual facility fee on the total revolving credit portion and a commitment fee on the unused amount of the revolving credit portion. Interest rates are variable, with either prime or LIBOR indexes. At year end, the Company's weighted average borrowing rate under the Credit Agreement was 6.96%. The revolving credit facility matures in September 2000, the term loan facility matures in 1999 and the LIBOR-based leveraged lease facility has a base lease term of three years that can be extended up to 21 years. During 1997, the Company borrowed an aggregate of $42.0 million under the revolving credit facility. The Credit Agreement also provides for the issuance of up to $10.0 million of letters of credit. At year end, the Company had outstanding letters of credit totaling $5.8 million.

    Under the terms of the Credit Agreement, the Company is required to meet certain minimum quarterly net worth, interest coverage and various other financial ratios. At December 28, 1997, the Company was in violation of one of the financial covenants. In March 1998, the lenders modified the covenant and waived the violation retroactively to December 28, 1997. In addition, the lenders have agreed to amend various provisions of the Credit Agreement at or prior to the consummation of the proposed sale of the notes under the proposed 1998 Notes Offering (see description below).

    In March 1998, the Company announced that it is offering in a Rule 144A distribution $250 million principal amount of seven-year senior subordinated notes (the "proposed 1998 Notes Offering"). This proposed private offering is expected to close by the end of March 1998. The notes to be issued in the proposed 1998 Notes Offering (the "Notes") will be general unsecured obligations subordinated to certain existing and future senior indebtedness of the Company. Subject to certain limitations, the Notes are expected to be redeemable by the Company after approximately four years from the date of issuance at predetermined redemption prices. Certain covenants of the proposed 1998 Notes Offering are expected to restrict, in some manner, the Company's ability to: (i) declare or pay any dividend or make any other payment or distribution to stockholders, (ii) incur certain additional indebtedness or issue preferred stock, (iii) consolidate, merge, or sell its properties and assets, and (iv) transact with affiliates. No director, officer, employee, incorporator or stockholder of the Company, as such, shall have any liability for any obligations of the Company under the Notes.

    In connection with the proposed 1998 Notes Offering, the Company will be required to file a registration statement with the Securities and Exchange Commission with respect to a series of notes substantially identical to the Notes (the "Exchange Notes"). Upon the effectiveness of such registration statement certain holders of the Notes may have the opportunity to exchange their Notes for Exchange Notes (the "Exchange Offer"). The Company will also be obligated, under certain circumstances, to file with the Securities and Exchange Commission a registration statement (the "Shelf Registration Statement") to cover resales of the Notes by certain holders. Holders of the Notes will be required to make certain representations and provide certain information to the Company in order to participate in the Exchange Offer and/or the Shelf Registration Statement.

    The net proceeds from the proposed 1998 Notes Offering are anticipated to be used for capital expenditures associated with the construction of additional theme restaurants and with new strategic ventures, the repayment of outstanding bank borrowings and general corporate purposes. The Notes will not be registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws.

    The Company anticipates total capital expenditures to approximate $200.0 million in fiscal 1998. Expenditures related to the opening of theme restaurants are estimated to be $86.4 million. The Company's new strategic ventures are estimated to require $88.3 million, including $30.0 million for the PLANET MOVIES BY AMC venture, $41.3 million for the Las Vegas Project, $10.0 million for the OFFICIAL ALL STAR HOTEL, $3.0 million for the PLANET HOLLYWOOD HOTEL and $4.1 million for COOL PLANET shops. The remaining $25.3 million is expected to be utilized for restaurant refurbishments, purchases of memorabilia and expenditures related to the new corporate headquarters and computer system upgrades. Actual capital expenditures in 1998 could differ materially from this projection if the number of unit openings varies, if any strategic venture is delayed or if the Company accelerates or postpones certain other capital expenditures.

    The Company has never paid, and does not anticipate paying in the foreseeable future, any dividends on its common stock. The Company intends to retain its available cash to finance the development and growth of the Company. Furthermore, even if the Company desired to declare a dividend or other distribution on the Company's common stock, certain terms of the Company's revolving credit arrangements and the proposed 1998 Notes Offering would limit the amount of any such dividend or distribution. Because the Company has never paid any stock dividends, and does not anticipate paying any in the foreseeable future, such restrictive terms should not have an impact on the Company's ability to meet its cash obligations.

    The Company expects that cash generated from operations, together with proceeds from the proposed 1998 Notes Offering in excess of the amount used to retire indebtedness and available borrowings under the Company's Credit Agreement, will be sufficient to meet its cash requirements for at least the next 18 months.

    NEW ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards
(SFAS) no. 128, "Earnings Per Share," which caused the Company to change in fiscal 1997 statements the way that it calculates and displays per share information. Under the new rules, the Company displays "basic" earnings per share, which is net income divided by weighted average shares outstanding during the period. Also displayed is "diluted" earnings per share, which considers the impact of common stock equivalents. Based on the Company's capital structure, its common stock equivalents are employee and director stock options and restricted stock. The difference between basic and diluted earnings per share is not significant for the Company, nor is the difference between per share earnings computed under the new and previous methods. Earnings per share presented for prior periods has been restated to the new method.

    In June 1997, the FASB adopted two standards, SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." Both of these new standards relate to the display of financial information rather than impacting the computation of net income or earnings per share, and both will be effective for the Company beginning with its 1998 annual financial statements. SFAS 130 requires that companies display "comprehensive income," which in addition to the current definition of net income, includes certain amounts currently recorded directly in equity. For the Company, the only such item is foreign currency translation adjustments. The new standard will be adopted by adding a column, which will show comprehensive income, to the statement of changes in stockholders' equity.

    SFAS 131 mandates the management approach to identifying business segments. Under the management approach, segments are defined as the organizational units that have been established for internal performance evaluation purposes. For the Company, this will mean segmenting the Company's current operations into five segments: Food & Beverage, Retail, Consumer Products, Lodging and Gaming, and Theaters and Entertainment.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued a proposed Statement of Position (SOP) entitled "Reporting on the Cost of Start-Up Activities." The Company currently capitalizes costs relating to opening of units and amortizes such costs over the twelve months following the opening date of the unit. The proposed SOP, if adopted in it's current form, would require the Company to expense all such preopening costs as incurred. If issued, the proposed SOP would be effective for fiscal 1999 and all costs capitalized at the date the SOP is adopted would be charged to income as a cumulative effect of a change in accounting principle.

    YEAR 2000 COMPLIANCE. The Company has studied the issue of year 2000 compliance and its potential effects on the Company's operations. Based on its assessment, the Company expects to upgrade its critical computer systems to make them year 2000 compliant by the end of fiscal 1998 without material expenditures. Year 2000 compliance is not expected to have a material adverse effect on the Company's operations.

    IMPACT OF INFLATION. Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates. A portion of the Company's sales comes from its international operations (See
Note 13 to the Consolidated Financial Statements). Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.

    CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results. Currency fluctuations did not have a material effect on the Company's results in fiscal 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    In January 1997, the Securities and Exchange Commission adopted new rules that require disclosure of certain quantitative and qualitative information about market risk exposures. Because of the Company's market capitalization, the Company is not currently required to make such disclosures. These disclosures, if any, will be required in Company filings that include audited financial statements for fiscal years ended after June 15, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements

  FINANCIAL STATEMENTS:                                                                   PAGE
-------------------------------------------------------------------------------------     -----
  Report of Independent Accountants..................................................          33
  Consolidated Balance Sheets at December 29, 1996 and December 28, 1997.............          34
  Consolidated Statements of Operations for the three years ended December 28,
    1997.............................................................................          35
  Consolidated Statements of Changes in Stockholders' Equity for the three years
    ended December 28, 1997..........................................................          36
  Consolidated Statements of Cash Flows for the three years ended December 28,
    1997.............................................................................          37
  Notes to the Consolidated Financial Statements.....................................          38

  FINANCIAL STATEMENT SCHEDULES:
-------------------------------------------------------------------------------------
  For the year ended December 28, 1997
  II--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    Financial statements of two 50% owned companies have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount, and the investment in and advances to each company is less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Planet Hollywood International,
Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Planet Hollywood International, Inc. and its subsidiaries at December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Orlando, Florida
March 3, 1998

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 29,  DECEMBER 28,
                                                                                           1996          1997
                                                                                       ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $   49,831    $    9,089
  Accounts receivable, less allowance of $1,500 in 1997..............................       22,697        25,084
  Inventories........................................................................       20,604        42,612
  Deferred taxes.....................................................................        7,166        10,427
  Pre-opening cost, net..............................................................        8,096         6,716
  Prepaid expenses and other assets..................................................        5,479         7,082
                                                                                       ------------  ------------
    Total current assets.............................................................      113,873       101,010
Property and equipment, net..........................................................      250,108       322,949
Goodwill, net........................................................................       25,779        29,922
Deferred taxes.......................................................................       --             6,015
Other assets, net....................................................................        1,487         5,259
Investment in affiliated entities....................................................       10,013        40,404
                                                                                       ------------  ------------
    Total assets.....................................................................   $  401,260    $  505,559
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $   41,668    $   54,100
  Accrued expenses...................................................................       10,908        15,215
  Notes payable--current.............................................................          746         1,264
                                                                                       ------------  ------------
    Total current liabilities........................................................       53,322        70,579
Deferred rentals.....................................................................       10,329        10,798
Deferred taxes.......................................................................          849        --
Notes payable........................................................................        7,529        70,491
Deferred credits.....................................................................       17,100        15,150
                                                                                       ------------  ------------
    Total liabilities................................................................       89,129       167,018
                                                                                       ------------  ------------
Commitments and contingencies (Note 7 and Note 11)
Stockholders' equity:
  Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued;
    preferences, limitations and rights to be established by the Board of
    Directors........................................................................       --            --
  Common stock--Class A voting, $.01 par value; 250,000,000 shares authorized;
    95,972,563 and 97,127,526 issued and outstanding, respectively...................          960           972
  Common stock--Class B non-voting, $.01 par value; 25,000,000 shares authorized;
    11,545,706 and 11,764,144 issued and outstanding, respectively...................          115           118
  Capital in excess of par value.....................................................      252,695       279,372
  Deferred compensation..............................................................         (525)       (4,125)
  Retained earnings..................................................................       58,386        66,644
  Cumulative currency translation adjustment.........................................          500        (4,440)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................      312,131       338,541
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................   $  401,260    $  505,559
                                                                                       ------------  ------------
                                                                                       ------------  ------------

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                                                 FISCAL      FISCAL      FISCAL
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Revenues:
  Direct.....................................................................  $  265,048  $  347,436  $  447,310
  Franchise..................................................................       4,000      21,400      16,100
  Royalty and other..........................................................       1,558       4,528      11,715
                                                                               ----------  ----------  ----------
                                                                                  270,606     373,364     475,125
Costs and expenses:
  Cost of sales..............................................................      76,462      93,426     124,808
  Operating..................................................................     116,805     156,893     208,484
  General and administrative.................................................      20,057      20,431      49,324
  Depreciation and amortization..............................................      22,182      27,295      38,825
  Impairment of long-lived assets............................................      --          --          48,699
                                                                               ----------  ----------  ----------
                                                                                  235,506     298,045     470,140
Income from operations.......................................................      35,100      75,319       4,985
Non-operating (income) expense
  Interest income............................................................        (598)     (2,121)     (1,327)
  Interest expense...........................................................      11,827       4,995      --
  Equity in earnings of unconsolidated affiliates............................        (848)     (4,308)     (6,900)
  Minority interests.........................................................       3,728       1,037      --
  Gain on sale of subsidiary interests.......................................        (611)     --          --
                                                                               ----------  ----------  ----------
                                                                                   13,498        (397)     (8,227)
Income before provision for income taxes.....................................      21,602      75,716      13,212
Provision for income taxes...................................................         875      27,636       4,954
                                                                               ----------  ----------  ----------
Income before extraordinary item.............................................      20,727      48,080       8,258
Extraordinary loss on early extinguishment of debt (net of income tax benefit
  of $5,991).................................................................      --          10,421      --
                                                                               ----------  ----------  ----------
Net income...................................................................  $   20,727  $   37,659  $    8,258
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per share:
  BASIC
    Income before extraordinary item.........................................  $     0.26  $     0.47  $     0.08
    Extraordinary item.......................................................      --           (0.10)     --
                                                                               ----------  ----------  ----------
    Net income...............................................................  $     0.26  $     0.37  $     0.08
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  DILUTED
    Income before extraordinary item.........................................  $     0.25  $     0.47  $     0.08
    Extraordinary item.......................................................      --           (0.10)     --
                                                                               ----------  ----------  ----------
    Net income...............................................................  $     0.25  $     0.37  $     0.08
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                COMMON STOCK             COMMON STOCK
                                  CLASS A                  CLASS B          CAPITAL IN                                 CUMULATIVE
                          ------------------------  ----------------------   EXCESS OF    RETAINED       DEFERRED      TRANSLATION
                            SHARES       AMOUNT      SHARES      AMOUNT      PAR VALUE    EARNINGS     COMPENSATION    ADJUSTMENT
                          -----------  -----------  ---------  -----------  -----------  -----------  ---------------  -----------
Balance at January 1,
  1995..................      80,000    $     800      --       $  --        $   7,568    $  --          ($    990)     $      81
Net Income                                                                                   20,727
Celebrity restricted
  stock options.........                                                           140
Employee restricted
  stock awards..........         100            1                                   99                         220
Currency translation
  adjustment............                                                                                                     (501)
                          -----------  -----------  ---------  -----------  -----------  -----------       -------     -----------
Balance at December 31,
  1995..................      80,100          801      --          --            7,807       20,727           (770)          (420)
Net Income                                                                                   37,659
Proceeds from public
  offering..............      11,609          116                              193,020
Shares issued for
  All-Star
  acquisition...........                               11,547         115
Shares issued for
  acquisition of
  minority interests....       1,709           17                               35,167
Conversion of redeemable
  warrants..............       2,555           26                               14,974
Celebrity restricted
  stock options and
  awards................                                                         1,727
Employee restricted
  stock awards..........                                                                                       245
Currency translation
  adjustment............                                                                                                      920
                          -----------  -----------  ---------  -----------  -----------  -----------       -------     -----------
Balance at December 29,
  1996..................      95,973          960      11,547         115      252,695       58,386           (525)           500
Net Income..............                                                                      8,258
Celebrity restricted
  stock options and
  awards................                                  218           3        5,959                      (3,800)
Proceeds from sale of
  stock.................       1,087           11                               19,555
Exercise of stock
  options...............         108            1                                1,163
Employee restricted
  stock awards..........                                                                                       200
Retirement of employee
  restricted stock......         (40)
Currency translation
  adjustment............                                                                                                   (4,940)
                          -----------  -----------  ---------  -----------  -----------  -----------       -------     -----------
Balance at December 28,
  1997..................      97,128    $     972      11,765   $     118    $ 279,372    $  66,644      $  (4,125)     ($  4,440)
                          -----------  -----------  ---------  -----------  -----------  -----------       -------     -----------
                          -----------  -----------  ---------  -----------  -----------  -----------       -------     -----------


                             TOTAL
                          STOCKHOLDERS
                             EQUITY
                          ------------
Balance at January 1,
  1995..................   $    7,459
Net Income                     20,727
Celebrity restricted
  stock options.........          140
Employee restricted
  stock awards..........          320
Currency translation
  adjustment............         (501)
                          ------------
Balance at December 31,
  1995..................       28,145
Net Income                     37,659
Proceeds from public
  offering..............      193,136
Shares issued for
  All-Star
  acquisition...........          115
Shares issued for
  acquisition of
  minority interests....       35,184
Conversion of redeemable
  warrants..............       15,000
Celebrity restricted
  stock options and
  awards................        1,727
Employee restricted
  stock awards..........          245
Currency translation
  adjustment............          920
                          ------------
Balance at December 29,
  1996..................      312,131
Net Income..............        8,258
Celebrity restricted
  stock options and
  awards................        2,162
Proceeds from sale of
  stock.................       19,566
Exercise of stock
  options...............        1,164
Employee restricted
  stock awards..........          200
Retirement of employee
  restricted stock......
Currency translation
  adjustment............       (4,940)
                          ------------
Balance at December 28,
  1997..................   $  338,541
                          ------------
                          ------------

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                FISCAL      FISCAL      FISCAL
                                                                                 1995        1996        1997
                                                                              ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from operations................................................  $   20,727  $   48,080  $     8,258
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation............................................................       7,727      11,620       18,173
    Amortization............................................................      14,455      15,676       20,652
    Impairment of long-lived assets.........................................      --          --           48,699
    Amortization of discount on senior subordinated notes, debt issue costs
      and line of credit costs..............................................       1,563       1,167      --
    Amortization of celebrity restricted stock options and awards...........         140       1,268        2,864
    Gain on sale of subsidiary interests....................................        (611)     --          --
    Minority interests......................................................       3,728       1,037      --
    Equity in income of unconsolidated affiliates...........................        (848)     (4,308)      (6,900)
    Changes in assets and liabilities:
      Accounts receivable...................................................      (2,599)    (15,604)      (4,959)
      Inventories...........................................................       2,245      (7,747)     (22,008)
      Prepaid expenses and other assets.....................................      (1,188)     (1,778)      (3,604)
      Preopening costs......................................................     (15,498)    (13,916)     (18,782)
      Deferred income taxes.................................................     (10,706)      5,711      (10,125)
      Accounts payable and accrued expenses.................................       8,924       3,230        4,780
      Deferred rentals......................................................       3,441       3,827          469
      Deferred credits......................................................       2,000         100       (1,950)
      Other, net............................................................        (130)        467          199
                                                                              ----------  ----------  -----------
      Net cash provided by operating activities.............................      33,370      48,830       35,766
                                                                              ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................................     (80,291)    (81,675)    (124,526)
  Proceeds from sale of subsidiary interest.................................         900      --          --
  Proceeds from sale of transportation equipment............................       6,450       7,936      --
  Purchase of restaurant from franchisee....................................      --          --           (8,083)
  Purchase of minority interest.............................................        (250)     --          --
  Investment in affiliated entities.........................................      (2,408)       (131)     (22,721)
  Other.....................................................................      --          --           (1,115)
                                                                              ----------  ----------  -----------
      Net cash used in investing activities.................................     (75,599)    (73,870)    (156,445)
                                                                              ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in restricted cash and investments.................................       3,064         610      --
  Proceeds from issuance of senior subordinated notes.......................      60,000      --          --
  Distributions to minority interests.......................................      (3,209)       (271)     --
  Proceeds from issuance of common stock....................................      --         196,581       19,137
  Proceeds from exercise of options.........................................      --          --              891
  Proceeds from issuance of notes payable...................................       6,350       3,360       63,028
  Proceeds from notes and advances from stockholders........................      29,583      --          --
  IPO costs and financing costs capitalized.................................      --          (3,445)     --
  Deferred financing costs..................................................      (3,750)       (698)      (1,020)
  Repayment of stockholder notes payable....................................     (25,194)    (70,750)     --
  Repayment of notes payable................................................     (14,716)    (65,439)        (883)
                                                                              ----------  ----------  -----------
      Net cash provided by financing activities.............................      52,128      59,948       81,153
                                                                              ----------  ----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................      --          --           (1,216)
                                                                              ----------  ----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................       9,899      34,908      (40,742)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................       5,024      14,923       49,831
                                                                              ----------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................  $   14,923  $   49,831  $     9,089
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Planet Hollywood International, Inc. ("PHI") and its wholly and majority owned subsidiaries (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. The Company has interests in various entities which are not majority owned or controlled. The Company uses the equity method to account for these interests.

    The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997 are herein referred to as "fiscal 1995", "fiscal 1996" and "fiscal 1997", respectively. All years presented herein are 52 week years.

DESCRIPTION OF BUSINESS

    The Company's primary business is to create and develop consumer brands. To date, the Company has promoted its brands primarily through the operation of distinctive entertainment-oriented theme restaurants and their associated merchandise sales. The Company currently operates under the PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE brands. Direct revenues in the accompanying financial statements include sales of food, beverage and merchandise.

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

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for by using the straight-line method over the following useful lives:

                                                                                            YEARS
                                                                                            -----
Furniture and equipment................................................................        5-10
Memorabilia............................................................................          20
Leasehold improvements.................................................................        5-40

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Expenditures for additions and improvements which extend the life of the assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation of memorabilia commences when it is placed in service upon its installation at a unit location.

GOODWILL

    The excess of purchase price over the fair value of assets acquired is amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill at December 29, 1996 and December 28, 1997 was $1,028 and $2,393, respectively.

DEBT ISSUANCE COSTS

    Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the term of the related debt.

MINORITY INTERESTS

    Minority interests represent third parties' equity in the earnings or losses in the entities which are majority owned by the Company.

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

ADVERTISING AND PROMOTIONAL COSTS

    All costs associated with advertising and promoting the Company's brands are expensed in the period incurred. Advertising expense for fiscal 1995, 1996 and 1997 totaled $2,103, $2,753 and $6,309, respectively.

INCOME TAXES

    Deferred taxes are provided for the tax effects of the differences between the carrying value of assets and liabilities for tax and financial reporting purposes. These differences relate primarily to differences in depreciable lives and amortization periods for property and equipment and preopening costs, deferred rentals, the timing of franchise revenue recognition, net operating losses, certain accrued expenses and reserves. Deferred tax assets and liabilities represent the future tax consequence of those differences.

    No provision is made for United States income taxes applicable to undistributed earnings of foreign subsidiaries or affiliates that are indefinitely reinvested in the foreign operations.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FOREIGN CURRENCY TRANSLATION

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

STOCK-BASED COMPENSATION

    The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123.

    Options granted to celebrities and other non-employees are recorded at their estimated fair value at the date of grant and the expense is recognized over the periods benefitted, generally 5 years.

EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the fourth quarter of 1997. As a result of this adoption, the Company has restated all periods presented in these financial statements to reflect "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents related to stock options for each period.

    A reconciliation of weighted average number of common shares to weighted average number of common shares plus common stock equivalents is as follows:

                                                                  1995       1996       1997
                                                                ---------  ---------  ---------
Weighted average number of common shares......................     80,000    100,741    108,465
Stock options and awards......................................        399      1,849      1,340
Warrants......................................................      1,834     --         --
                                                                ---------  ---------  ---------
Weighted average number of common shares plus common stock
  equivalents.................................................     82,233    102,590    109,805
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Options to purchase 3 million shares of common stock were not included in the computation of diluted earnings per common share in fiscal 1997 because the option exercise price was greater than the average market price of the common stock.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) LEASES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash, cash equivalents, receivables and accounts payable approximate the fair value because of the short maturity of these instruments. The carrying value of notes payable approximate fair value as interest rates vary with market interest rates.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the determination of allowances for doubtful accounts, impairment of long-lived assets, depreciation and amortization, and taxes, among others. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the fiscal 1997 presentation.

2. IMPAIRMENT OF LONG LIVED ASSETS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), was implemented by the Company in fiscal 1996. SFAS 121 states that if the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted cash flows from the operation of the asset, an impairment loss should be recognized for the difference between the asset's estimated fair value and carrying value.

    As a result of operating losses incurred in fiscal 1997 and projected to continue at certain restaurant units, the Company recorded a non-cash impairment charge of $48.7 million related to a write-down of long-lived assets relating to these non-performing domestic and foreign restaurant units. The Company considers continued and projected operating losses or significant and long-term changes in market conditions to be its primary indicators of potential impairment. An impairment was recognized as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long-lived assets relating to the units. As a result, the carrying values of these assets were written down to their estimated fair values, based on the Company's estimates of future discounted cash flows.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND DIVESTITURES

    In August 1995, the Company entered into an agreement whereby the Company purchased a 57.9% interest in All Star Cafe, Inc. ("All Star") for $567 from the Company's President, who is a stockholder of All Star, and the All Star Cafe Trust (the "Trust"), a trust established for the benefit of the President's children (collectively the "Sellers").

    The acquisition of the 57.9% interest in All Star was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $738 was recorded as goodwill.

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

    The following unaudited pro forma information has been prepared assuming that the acquisition of All Star took place at the beginning of fiscal 1995. The unaudited pro forma financial information does not purport to be indicative of the results of operations had the transaction been effected at the beginning of fiscal 1995, nor to project results for any future period:

                                                                                    FISCAL 1995
                                                                                    -----------
Revenues..........................................................................   $ 270,606
Net income........................................................................      19,374
Basic earnings per share--net income..............................................         .21
Diluted earnings per share--net income............................................         .21

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

    The results of operations for All Star, PH London and the minority interests in Maui, Washington D.C. and New York after their respective acquisition dates are included in the consolidated statement of operations.

    The following unaudited pro forma information has been prepared assuming that the acquisitions of the minority interests took place at the beginning of fiscal 1995 and 1996, respectively. The unaudited pro forma financial information does not purport to be indicative of the results of operations had the

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED) transaction been effected at the beginning of fiscal 1995 and 1996, nor to project results for any future period:

                                                                       FISCAL 1995  FISCAL 1996
                                                                       -----------  -----------
Revenues.............................................................   $ 270,606    $ 373,364
Income before extraordinary item.....................................      22,671       48,500
Net income...........................................................      22,671       38,079
Basic earnings per share before extraordinary item...................         .28          .48
Basic earnings per share--net income.................................         .28          .38
Diluted earnings per share before extraordinary item.................         .27          .47
Diluted earnings per share--net income...............................         .27          .37

    In January 1997, the Company acquired the net assets of a domestic franchise unit for $8,000. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, $5,835, was recorded as goodwill and is being amortized on a straight-line basis over twenty years.

    In December 1994, the Company purchased the PLANET HOLLYWOOD Cancun unit from a former franchisee (see Note 5) for $5,600. The purchase was funded by a $4,600 bank loan. In July 1995, the Cancun unit was sold to an affiliated company, ECE, S.A. de C.V. ("ECE") for net book value ($1,000) and the assumption of the related bank loan (see Note 9).

    During 1995, the Company sold minority interests in a limited partnership that operated one of its units. The gain on the sale is included in the caption "Gain on sale of subsidiary interests" in the accompanying financial statements.

4. PROPERTY AND EQUIPMENT

    The components of property and equipment are as follows:

                                                                                       DECEMBER 29,  DECEMBER 28,
                                                                                           1996          1997
                                                                                       ------------  ------------
Leasehold improvements...............................................................   $  181,107    $  211,030
Furniture and equipment..............................................................       50,855        63,396
Memorabilia..........................................................................       26,244        33,274
Land.................................................................................       --             5,051
Capital lease facility...............................................................        3,900         3,900
Construction in progress.............................................................       11,854        43,965
                                                                                       ------------  ------------
                                                                                           273,960       360,616
Less--accumulated depreciation.......................................................      (23,852)      (37,667)
                                                                                       ------------  ------------
                                                                                        $  250,108    $  322,949
                                                                                       ------------  ------------
                                                                                       ------------  ------------

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES

    The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method.

    In January 1995, the Company obtained a 50% equity interest in PH Asia, which operates and franchises PLANET HOLLYWOOD and OFFICIAL ALL STAR units in the Pacific Rim. The remaining interest in PH Asia is owned by an entity controlled by a company in which a director of the Company is a major stockholder.

    In July 1995, the Company acquired a 20% equity interest in ECE for $5,000. ECE operates themed restaurant/retail units in Mexico (see Notes 3 and 9). At the acquisition date, the Company's share of the underlying net assets of ECE exceeded the investment by $2,900. The excess is being amortized over 20 years. A director of the Company is also a principal stockholder of ECE. In January 1997, ECE issued 21,587,145 shares of common stock in an initial public offering in Mexico. The Company purchased 4,317,429 shares for $6,050 in order to retain its 20% equity interest in ECE.

    In September 1997, the Company entered into a venture to remodel and renovate the Hotel Pennsylvania in New York City. During 1997, the Company advanced the venture $9.6 million and estimates that total funding requirements for its 20% equity investment in the venture will be $20 million. The renovated hotel will be branded the OFFICIAL ALL STAR HOTEL, and the Company will receive royalties for the use of its OFFICIAL ALL STAR HOTEL trademark.

    In December 1997, the Company entered into a venture to construct a 50-story, 560-room movie-themed hotel in New York City. During 1997, the Company contributed $5.0 million to the venture and estimates that its total funding requirements for its 20% equity investment in the venture will be $7.0 million. In addition to participation in the hotel's profits through its equity interest in the venture, the Company will receive a license fee for the use of the Planet Hollywood name and logo. A PLANET HOLLYWOOD restaurant will be constructed in the lobby of the hotel. The Company has entered into a $35 million LIBOR-based leveraged lease for this facility. The lease has a base term of three years and can be extended up to 21 years.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES (CONTINUED)
    Condensed financial information for affiliated companies accounted for by the equity method is as follows:

                                                                     1996                              1997
                                                        -------------------------------  ---------------------------------
BALANCE SHEET DATA:                                      PH ASIA     OTHER      TOTAL     PH ASIA     OTHER       TOTAL
------------------------------------------------------  ---------  ---------  ---------  ---------  ----------  ----------
Current assets........................................  $  15,537  $  13,884  $  29,421  $  17,370  $  206,142  $  223,512
Non-current assets....................................     24,363     32,427     56,790     24,578      89,767     114,345
                                                        ---------  ---------  ---------  ---------  ----------  ----------
Total assets..........................................  $  39,900  $  46,311  $  86,211  $  41,948  $  295,909  $  337,857
                                                        ---------  ---------  ---------  ---------  ----------  ----------
                                                        ---------  ---------  ---------  ---------  ----------  ----------
Current liabilities...................................  $   7,081  $  27,968  $  35,049  $   9,255  $   13,300  $   22,555
Other liabilities.....................................     31,349        319     31,668     25,219     139,804     165,023
Stockholders' equity..................................      1,470     18,024     19,494      7,474     142,805     150,279
                                                        ---------  ---------  ---------  ---------  ----------  ----------
Total liabilities and stockholders' equity............  $  39,900  $  46,311  $  86,211  $  41,948  $  295,909  $  337,857
                                                        ---------  ---------  ---------  ---------  ----------  ----------
                                                        ---------  ---------  ---------  ---------  ----------  ----------

                                          1995                             1996                              1997
                             -------------------------------  -------------------------------  --------------------------------
OPERATING DATA:               PH ASIA     OTHER      TOTAL     PH ASIA     OTHER      TOTAL     PH ASIA     OTHER      TOTAL
---------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
Revenues...................  $  14,771  $  17,330  $  32,101  $  27,993  $  55,126  $  83,119  $  43,332  $  72,606  $  115,938
Operating income...........        414      8,537      8,951      3,073     19,194     22,267      7,073     25,893      32,966
Net income.................        550      2,181      2,731      2,530      6,818      9,348      6,196     15,296      21,492
Company's interest in net
  income...................        100        748        848      1,200      3,108      4,308      3,250      3,650       6,900

6. ACCRUED EXPENSES

    Accrued expenses are summarized as follows:

                                                                   DECEMBER 29,  DECEMBER 28,
                                                                       1996          1997
                                                                   ------------  ------------
Accrued taxes....................................................   $    4,658    $    1,820
Accrued rent.....................................................          878         3,318
Accrued payroll and related benefits.............................        3,304         3,776
Other............................................................        2,068         6,301
                                                                   ------------  ------------
                                                                    $   10,908    $   15,215
                                                                   ------------  ------------
                                                                   ------------  ------------

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. NOTES PAYABLE

    Notes payable are summarized as follows:

                                                                   DECEMBER 29,   DECEMBER 28,
                                                                       1996           1997
                                                                   -------------  ------------
Revolving line of credit.........................................    $  --         $   42,000
Term loan........................................................       --             20,000
Capital lease payable............................................        3,897          3,872
Other notes payable..............................................        4,378          5,883
                                                                        ------    ------------
                                                                         8,275         71,755
Less current portion.............................................         (746)        (1,264)
                                                                        ------    ------------
                                                                     $   7,529     $   70,491
                                                                        ------    ------------
                                                                        ------    ------------

    In August 1995, the Company issued $60,000 10% Senior Subordinated Notes (the "1995 Notes") due in 2000 with warrants to purchase Class A common stock (see Note 8). In connection with the 1996 initial public offering of stock, the Company repaid the 1995 Notes from a portion of the offering's proceeds. The Company incurred a one-time extraordinary charge of $10.4 million, net of $5.9 million in taxes, as a result of the early extinguishment of the 1995 Notes.

    In September 1997, the Company replaced its existing $50 million credit facility with a multi-currency, long-term credit facility with a consortium of financial institutions. This facility consists of a $100 million revolving credit facility and a $20 million term loan facility. The credit agreement carries a commitment fee of .25% on the unused amount of the revolving credit portion. Interest rates are variable, with either prime or LIBOR indexes. At December 28, 1997, the Company's weighted average rate on outstanding borrowings under the facility was 6.96%. The revolving credit facility matures in September 2000, while the term loan facility matures in 1999. During 1997, the Company drew $42 million under the revolving credit facility. The credit facility also provides for the Company to have up to $10 million in letters of credit. At December 28, 1997, the Company had outstanding letters of credit totaling $5.8 million.

    Under the terms of the credit facility, the Company is required to meet certain minimum quarterly net worth, interest coverage and various other financial ratios. At December 28, 1997, the Company was in violation of one of the financial covenants. In March 1998, the lenders modified the covenant and the Company was in compliance with the revised covenants at December 28, 1997.

    In fiscal 1996, notes due to stockholders totaling $70,750 were repaid from the proceeds of the initial public offering of stock.

    During fiscal 1995, the principal stockholders or their affiliates advanced or guaranteed various loans and credit facilities to the Company totaling $21,600. These borrowings were repaid with proceeds of the 1995 Notes. During fiscal 1995 and 1996, approximately $7,705 and $2,202, respectively, was charged to interest expense under these loans.

    During fiscal 1995, 1996 and 1997, approximately $12,661, $6,093 and $2,555, respectively, was charged to interest expense and approximately $834, $1,098 and $2,555 in fiscal 1995, 1996 and 1997, respectively, of interest was capitalized.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. NOTES PAYABLE (CONTINUED)
    Aggregate principal amounts maturing in each of the five fiscal years subsequent to fiscal 1997 and thereafter are summarized as follows:

FISCAL
-----------------------------------------------------------------------------------
1998...............................................................................  $   1,264
1999...............................................................................     20,486
2000...............................................................................     42,490
2001...............................................................................        530
2002...............................................................................        575
Thereafter.........................................................................      6,410
                                                                                     ---------
                                                                                     $  71,755
                                                                                     ---------
                                                                                     ---------

8. STOCKHOLDERS' EQUITY AND REDEEMABLE WARRANTS

STOCKHOLDERS' EQUITY

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

    In April 1997, the Company issued 1,087,000 shares of Class A Common Stock to an investor in conjunction with the consummation of a franchise agreement with the investor. Approximately $19.6 million was received for the shares issued (Note 9).

    In January 1997, the Company issued 218,438 shares of restricted Class B Common Stock to certain celebrities. The restrictions lapse over a period of years, generally three to four years. The shares were valued at their estimated market value totaling $4.0 million. Compensation expense is recognized ratably over the period benefitted. Deferred compensation expense has been reflected as a reduction of stockholders equity.

REDEEMABLE WARRANTS

    In connection with the issuance of the 1995 Notes (see Note 7), the Company issued warrants to purchase up to 5,112,765 shares of common stock at an exercise price of $0.01 per share. The proceeds of the offering were allocated between the 1995 Notes and warrants based upon their fair values at the date of issuance. The number of shares which may be purchased upon exercise of the warrants were subject to increase or decrease by up to 50% based upon the total rate of return to the holders upon repayment of

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY AND REDEEMABLE WARRANTS (CONTINUED) the 1995 Notes, including the fair value of the warrants at the date they become exercisable or are deemed exercised. The warrants became exercisable upon the repayment of the 1995 Notes. The number of warrants which may be exercised were reduced by 50% to 2,556,383 based upon the total rate of return to the holders at the date of repayment of the 1995 Notes. In connection with the initial public offering of stock in fiscal 1996, warrants to purchase 788,219 shares were exercised. In 1996, the Company registered the shares issued upon the exercise of the remaining warrants.

STOCK OPTIONS

    During 1995, the Board of Directors adopted the 1995 Stock Option Award and Incentive Plan ("1995 Stock Plan"). The 1995 Stock Plan calls for up to 4,000,000 shares of Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Stock Plan was amended to provide for 5,000,000 shares of Class A common stock to be available. In May 1997, the 1995 Stock Plan was amended to provide for 6,000,000 shares of Class A common stock to be available. Under the 1995 Stock Plan, options and/or stock appreciation rights may be granted to officers and employees of the Company, and certain of the Company's independent contractors, to purchase Class A common stock. During fiscal 1995, 1996 and 1997, options to purchase 1,130,733, 3,051,161 and 839,800 shares, respectively, of Class A common stock were granted under the 1995 Stock Plan at the estimated fair market value at the date of grant. These options vest and are exercisable over a period of four years and expire five years from the date of grant.

    During 1995, the Board of Directors adopted the 1995 Celebrity Stock Option Award and Incentive Plan ("1995 Celebrity Plan"). The 1995 Celebrity Plan calls for up to 4,000,000 shares of the Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Celebrity Plan was amended to provide for 6,000,000 shares of Class A Common Stock to be available. During fiscal 1995, 1996, and 1997, options to purchase 2,250,000, 1,895,000, and 180,000 shares, respectively, of Class A common stock were granted under the 1995 Celebrity Plan at the estimated fair market value at the date of grant. These options vest and are exercisable over a period of four years and expire five years from the date of grant. During fiscal 1995, 1996, and 1997, approximately $140, $1,268, and $2,081, respectively, was charged to expense relating to the grants.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY AND REDEEMABLE WARRANTS (CONTINUED)

                                                                   STOCK PLAN               CELEBRITY PLAN
                                                            -------------------------  -------------------------
                                                              NUMBER    WEIGHTED AVG.    NUMBER    WEIGHTED AVG.
                                                            OF SHARES   OPTION PRICE   OF SHARES   OPTION PRICE
                                                            ----------  -------------  ----------  -------------
Granted during 1995 and outstanding at December 31,
  1995,...................................................   1,130,733    $    7.88     2,250,000    $    7.88
Exercisable at December 31, 1995,.........................      --                         --
Available for grant at December 31, 1995..................   2,869,267                  1,750,000
Granted during 1996.......................................   3,051,161        18.70     1,895,000        17.65
Canceled..................................................    (440,579)       11.08       (50,000)        7.88
Outstanding at December 29, 1996,.........................   3,741,315        16.34     4,095,000        12.40
Exercisable at December 29, 1996,.........................      --                         --
Available for grant at December 29, 1996..................   1,258,685                  1,905,000
Granted during 1997.......................................     839,800        18.11       180,000        16.28
Canceled..................................................    (649,343)       17.00      (796,334)       17.64
Exercised.................................................     (77,297)        8.40       (30,666)        7.88
Outstanding at December 28, 1997,.........................   3,854,475        16.76     3,448,000        10.55
Exercisable at December 28, 1997,.........................     237,801                  1,082,655
Available for grant at December 28, 1997..................   2,068,228                  2,552,000

    The following tables summarize the stock options outstanding at December 28, 1997:

   EMPLOYEES:                                           WEIGHTED
    RANGE OF           NUMBER        WEIGHTED-AVERAGE    AVERAGE
    EXERCISE       OUTSTANDING AT       REMAINING       EXERCISE
     PRICES       DECEMBER 28, 1997  CONTRACTUAL LIFE     PRICE
----------------  -----------------  ----------------  -----------
 $         7.88          662,289           3 Years      $    7.88
   14.00--18.63          873,086           4 Years          17.03
          19.00        2,095,100           4 Years          19.00
   20.00--21.63          224,000           4 Years          21.05


  CELEBRITIES:                                          WEIGHTED
    RANGE OF           NUMBER        WEIGHTED-AVERAGE    AVERAGE
    EXERCISE       OUTSTANDING AT       REMAINING       EXERCISE
     PRICES       DECEMBER 28, 1997  CONTRACTUAL LIFE     PRICE
----------------  -----------------  ----------------  -----------
 $         7.88        2,169,334           3 Years      $    7.88
   14.00--15.00        1,138,666           3 Years          14.42
   19.00--24.00          140,000           4 Years          20.50

    The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the 1995 Stock Plan. Had compensation cost for the 1995 Stock Plan been determined based on the fair value at the date of grant for awards in 1995 and 1996 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY AND REDEEMABLE WARRANTS (CONTINUED)

                                                                                     FISCAL     FISCAL     FISCAL
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
Net income--as reported...........................................................  $  20,727  $  37,659  $   8,258
Net income--pro forma.............................................................     20,723     36,987      4,852
Basic earnings per share--as reported.............................................        .26        .37        .08
Basic earnings per share--pro forma...............................................        .26        .37        .04
Diluted earnings per share--as reported...........................................        .25        .37        .08
Diluted earnings per share--pro forma.............................................        .25        .36        .04

    The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for grants in 1995, 1996 and 1997: no dividend yield for all three years; expected volatility of 33% in 1995 and 1996, 40% in 1997; risk free rates of 5.95% in 1995 and 1996, 5.70% in 1997; and expected lives of 4 years for all periods presented. The weighted-average fair value of options granted during each year was $1.63, $6.83, and $6.32 for fiscal 1995, 1996 and 1997, respectively.

9. FRANCHISE REVENUES

    The Company has an agreement with PH Asia, whereby PH Asia was granted the right to license the PLANET HOLLYWOOD name and rights within a number of countries, primarily in the Pacific Rim. In 1996, PH Asia opened or franchised four units, and the Company received the initial franchise fee revenue for three of the units. In 1997, PH Asia opened or franchised eight units, and the Company received the initial franchise fee revenue for five of the units.

    During 1995, the Company entered into a franchise agreement with ECE, an affiliated company (see Note 5), which allows ECE to develop and operate up to five PLANET HOLLYWOOD units and up to ten OFFICIAL ALL STAR CAFE units in Mexico. Upon Company approval, ECE may open an additional five PLANET HOLLYWOOD units. In 1996, ECE opened 5 units. No units were opened in 1997. ECE pays continuing royalty fees as defined in the agreement.

    In December 1995, the Company terminated the site franchise agreement of an existing franchisee and purchased the franchise rights to four undeveloped locations. The Company assumed certain liabilities and lease obligations relating to the four undeveloped locations. In consideration for the franchise rights, the Company will pay the seller an amount equal to a multiple of each unit's first year profits less the costs to develop and open the site, as defined. The franchisee forfeited the nonrefundable initial franchise fees of $2,000 each for four sites. Unearned franchise fees are included in deferred credits and any consideration paid for the sites will be offset against each site's related unearned franchise fee. In fiscal 1997, the Company recognized the deferred credit for two of the sites.

    In March 1997, the Company entered into a franchise agreement which provides for the development of up to 34 Planet Hollywood restaurant-merchandise units in 23 countries throughout the Middle East and Europe. The franchise agreement provided for and the investor made a payment to the Company of $8.0 million for six sites. Additional franchise fees may be payable to the Company under the terms of the franchise agreement for the additional sites. In connection with the agreement, the investor purchased 1% of the Company's total common stock outstanding directly from the Company for approximately $19.6 million.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. FRANCHISE REVENUES (CONTINUED)
    The number of franchised units opened in fiscal 1995, 1996 and 1997 were 6, 21 and 34, respectively.

10. INCOME TAXES

    The sources of income before income taxes are presented as follows:

                                                                                    FISCAL     FISCAL     FISCAL
                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------
United States....................................................................  $  18,977  $  47,370  $  15,529
Foreign..........................................................................      2,625     28,346     (2,317)
                                                                                   ---------  ---------  ---------
Income before taxes..............................................................  $  21,602  $  75,716  $  13,212
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The income tax provision (benefit) consists of the following:

                                                                                   FISCAL     FISCAL      FISCAL
                                                                                    1995       1996        1997
                                                                                  ---------  ---------  ----------
Current:
  Federal.......................................................................  $   5,949  $  12,616  $    9,927
  State and local...............................................................      1,857      1,472       1,777
  Foreign.......................................................................      1,592      3,168       3,375
                                                                                  ---------  ---------  ----------
                                                                                      9,398     17,256      15,079
                                                                                  ---------  ---------  ----------
Deferred:
  Federal.......................................................................     (7,586)     2,941      (7,499)
  State and local...............................................................       (937)     1,448        (337)
  Foreign.......................................................................     --         --          (2,289)
                                                                                  ---------  ---------  ----------
                                                                                     (8,523)     4,389     (10,125)
                                                                                  ---------  ---------  ----------
                                                                                  $     875  $  21,645  $    4,954
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

    In 1997, the Company recognized $783 of benefits for deductions from the exercise of employee stock options and the vesting of certain celebrity restricted stock awards. The benefits were recorded directly to capital in excess of par value and are not reflected in the provision for income taxes.

    Income tax expense included in the financial statements is as follows:

                                                                                         FISCAL      FISCAL     FISCAL
                                                                                          1995        1996       1997
                                                                                       -----------  ---------  ---------
Continuing operations................................................................   $     875   $  27,636  $   4,954
Extraordinary item...................................................................      --          (5,991)    --
                                                                                            -----   ---------  ---------
                                                                                        $     875   $  21,645  $   4,954
                                                                                            -----   ---------  ---------
                                                                                            -----   ---------  ---------

    Deferred income taxes were recorded to reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes for December 31, 1995, December 29, 1996 and December 28, 1997.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                                       DECEMBER 29,  DECEMBER 28,
                                                                                           1996          1997
                                                                                       ------------  ------------
Deferred tax assets:
Preopening costs.....................................................................   $    6,483    $    4,712
Deferred credits.....................................................................        6,584         6,104
Accrued expenses & reserves..........................................................          588         5,177
Deferred rental expense..............................................................        3,977         4,157
Net operating loss carryforwards.....................................................        1,034         4,884
Tax credit carryforwards.............................................................          269         1,047
Other................................................................................          410           809
                                                                                       ------------  ------------
                                                                                            19,345        26,890
Valuation allowance..................................................................       --            (1,925)
                                                                                       ------------  ------------
                                                                                            19,345        24,965
                                                                                       ------------  ------------
Deferred tax liabilities:
Depreciation and amortization........................................................      (12,893)       (8,473)
Deferred compensation................................................................         (104)       --
Other................................................................................          (31)          (50)
                                                                                       ------------  ------------
                                                                                           (13,028)       (8,523)
                                                                                       ------------  ------------
Net deferred tax asset...............................................................   $    6,317    $   16,442
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The valuation allowance for the deferred tax asset as of January 1, 1995 was $8,478. The allowance was decreased in fiscal 1995 due to the taxable income generated by the Company in fiscal 1995 and the expectation of sufficient taxable income in the future to utilize the deductible temporary differences and carryforwards. A valuation allowance of $1,925 was established during fiscal 1997 for the deferred tax assets relating to foreign operations. Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    Reconciliation of the federal statutory tax rate and the effective tax rate is as follows:

                                                                                             FISCAL      FISCAL       FISCAL
                                                                                              1995        1996         1997
                                                                                            ---------  -----------  -----------
Federal statutory tax rate................................................................       35.0%       35.0%        35.0%
Nondeductible expenses....................................................................        2.2         0.6          1.9
Tax benefit of foreign operations.........................................................       (1.3)       (1.8)        (1.5)
State and local income taxes, net of federal tax benefit..................................        5.7         3.2          7.1
Utilization of tax loss carryforward......................................................       (1.4)     --           --
Valuation allowance.......................................................................      (35.4)     --           --
Tax credits...............................................................................       (2.4)       (1.2)        (6.5)
Other.....................................................................................        1.7         0.7          1.5
                                                                                            ---------         ---          ---
Effective tax rate........................................................................        4.1%       36.5%        37.5%
                                                                                            ---------         ---          ---
                                                                                            ---------         ---          ---

    The amount of domestic net operating loss carryforwards generated by certain subsidiaries prior to their acquisition was $4,288 with expiration dates through the fiscal year 2011. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration.

    The amount of foreign net operating loss carryforwards at December 28, 1997 was $8,220, of which $5,674 has no expiration date and $2,546 expires between 2002 and 2007.

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

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES

LEASES

    Future minimum lease payments under the terms of operating and capital lease agreements at December 28, 1997 are as follows:

                                                                                             OPERATING    CAPITAL
                                                                                             ----------  ---------
1998.......................................................................................  $   36,915  $     400
1999.......................................................................................      37,636        400
2000.......................................................................................      38,003        400
2001.......................................................................................      38,190        400
2002.......................................................................................      38,144        400
Thereafter.................................................................................     654,512      9,400
                                                                                             ----------  ---------
    Total..................................................................................  $  843,400     11,400
                                                                                             ----------
                                                                                             ----------
Less: amount representing interest.........................................................                 (7,523)
                                                                                                         ---------
Present value of net minimum lease payments................................................              $   3,877
                                                                                                         ---------
                                                                                                         ---------

    Rent expense approximated $23,900, $34,540 and $44,607 for fiscal 1995, 1996 and 1997, respectively. Included in fiscal 1995, 1996 and 1997 rent expense is approximately $7,300, $8,600 and $8,620, respectively, of contingent rental payments.

OTHER

    In connection with the construction and development of future restaurants and corporate headquarters, the Company has entered into various construction contracts. As of December 28, 1997, these outstanding contract commitments totaled approximately $20,473.

    In July 1997, the Company entered into a venture with AMC Entertainment, Inc. ("AMC") to develop, own and operate "Planet Movies By AMC", an integrated moviegoing, dining and retail concept worldwide. The Company anticipates funding $30 million to the joint venture in fiscal 1998 for the purpose of developing and operating "Planet Movies By AMC" complexes throughout the world.

    In fiscal 1997, the Company and Aladdin Gaming, LLC announced their intent to form a venture to develop, own and operate a 1,000 room hotel and 50,000 square foot casino in Las Vegas, Nevada. Each partner will be required to contribute initial equity of approximately $41 million. The Company will initially contribute cash for its ownership interest and receive ongoing licensing and marketing fees.

LITIGATION

    The Company is a defendant in certain lawsuits for which counsel has been retained. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

    Through fiscal 1995, certain of the Company's officers and employees were employed by a service company owned by the Company's president and stockholder. The service company's expenses were allocated to the Company and other entities based upon the employees' time spent on each entity. During fiscal 1995, the Company was allocated $890. During fiscal 1996 and fiscal 1997, the Company paid officers' and employees' salaries directly.

    A company that is controlled by a director and stockholder of the Company bought the franchise rights to develop one PLANET HOLLYWOOD unit in 1995 and two units in 1997 for $5,250. The franchise fees were recognized by the Company in 1997.

    In fiscal 1997, the Company paid approximately $1 million in investment banking fees for services rendered by a firm in which a director of the Company is also a member of that firm's board of directors.

13. OTHER FINANCIAL DATA

GEOGRAPHIC SEGMENT DATA

    Condensed financial information, summarized by geographic area, is as follows:

                                                                     UNITED                  OTHER
                                                                     STATES      EUROPE    AREAS(1)   CORPORATE(2)    TOTAL
                                                                   ----------  ----------  ---------  ------------  ----------
Revenues..............................................       1997  $  355,641  $  103,083  $  16,401   $   --       $  475,125
                                                             1996     305,221      67,824        319       --          373,364
                                                             1995     228,833      36,150      5,623       --          270,606
Operating income (loss)...............................       1997      11,273      (6,834)       546        6,900       11,885
                                                             1996      71,282       3,972         65        4,308       79,627
                                                             1995      27,828       5,284      1,988          848       35,948
Identifiable assets...................................       1997     362,363      85,411     10,392       47,393      505,559
                                                             1996     297,470      41,241      2,704       59,845      401,260
                                                             1995     185,058      34,020     --           21,107      240,185

------------------------

(1) Includes Mexico and Canada

(2) Corporate assets include cash and cash equivalents and investment in unconsolidated affiliates. Corporate operating income includes equity in earnings in unconsolidated affiliates.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. OTHER FINANCIAL DATA (CONTINUED)
DIRECT REVENUES AND COST OF SALES

    Direct revenues and cost of sales are summarized as follows:

                                                                                 FISCAL      FISCAL      FISCAL
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Direct revenues:
  Food and beverage..........................................................  $  160,997  $  222,481  $  273,345
  Merchandise................................................................     104,051     124,955     173,965
                                                                               ----------  ----------  ----------
                                                                               $  265,048  $  347,436  $  447,310
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Cost of sales:
  Food and beverage..........................................................  $   38,537  $   50,190  $   61,930
  Merchandise................................................................      37,925      43,236      62,878
                                                                               ----------  ----------  ----------
                                                                               $   76,462  $   93,426  $  124,808
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     FISCAL     FISCAL     FISCAL
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of common stock for the purchase of minority interests.................  $  --      $  35,185  $  --
  Additions to property and equipment, construction in process and other assets
    included in accounts payable and accrued expenses.............................      3,821     12,538      9,459
  Capital lease...................................................................     --          3,900     --
  Sale of franchise in exchange for equity interest in unconsolidated affiliate...        661     --         --
  Transfer of deposit to minority interest contributions..........................        500     --         --
  Purchase of franchise for assumption of franchisee liabilities..................     --          3,181     --
  Receivable exchanged for stock in an affiliate..................................     --         --            770
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized...............................      7,605     10,132     --
  Cash paid for income taxes......................................................      7,518     13,398     14,848

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. QUARTERLY DATA (UNAUDITED)

    Summarized quarterly data for 1996 and 1997 are as follows:

                                                                     FISCAL 1996--QUARTERS ENDED
                                                       -------------------------------------------------------
                                                        MAR. 31    JUNE 30    SEP. 29     DEC. 29     TOTAL
                                                       ---------  ---------  ----------  ---------  ----------
Revenues.............................................  $  77,025  $  85,366  $  111,840  $  99,133  $  373,364
Income from operations...............................      9,323     17,422      28,213     20,361      75,319
Income before provision for income taxes.............      5,276     17,546      30,598     22,296      75,716
Income before extraordinary item.....................      3,350     11,142      19,430     14,158      48,080
Net income...........................................      3,350        721      19,430     14,158      37,659
Basic EPS--income before extraordinary item..........  $    0.04  $    0.11  $     0.18  $    0.13  $     0.47
Diluted EPS--income before extraordinary item........  $    0.04  $    0.11  $     0.18  $    0.13  $     0.47
Basic EPS--net income................................  $    0.04  $    0.01  $     0.18  $    0.13  $     0.37
Diluted EPS--net income..............................  $    0.04  $    0.01  $     0.18  $    0.13  $     0.37

                                                                      FISCAL 1997--QUARTERS ENDED
                                                       ----------------------------------------------------------
                                                        MAR. 30     JUNE 29     SEP. 28     DEC. 28      TOTAL
                                                       ----------  ----------  ----------  ----------  ----------
Revenues.............................................  $  101,647  $  121,892  $  149,598  $  101,988  $  475,125
Income from operations...............................      13,296      23,150      39,111     (70,572)      4,985
Income before provision for income taxes.............      16,858      26,059      40,167     (69,872)     13,212
Net income...........................................      10,536      16,287      25,245     (43,810)      8,258
Basic EPS--net income................................  $     0.10  $     0.15  $     0.23  ($    0.40) $     0.08
Diluted EPS--net income..............................  $     0.10  $     0.15  $     0.23  ($    0.40) $     0.08

    In the fourth quarter of fiscal 1997, the Company recorded a pre-tax charge of $71.2 million ($44.5 million after tax). The charge was primarily related to the writedown of impaired assets ($48.7 million); the writeoff of accounts receivable due to the Company's change in business strategy and the financial uncertainties of certain franchisees ($13.5 million); and other costs associated with the Company's change in business strategy ($9.0 million).

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 22, 1998, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 22, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 22, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 22, 1998, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

(A) 1. FINANCIAL STATEMENTS

    Report of Independent Accountants

    Consolidated Balance Sheets at December 29, 1996
      and December 28, 1997
    Consolidated Statements of Operations for the three years ended December 28, 1997
    Consolidated Statements of Changes in Stockholders' Equity for the three years ended
      December 28, 1997
    Consolidated Statements of Cash Flows for the three years ended December 28, 1997
    Notes to the Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

    For the year ended December 28, 1997
        II--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    Financial statements of two 50% owned companies have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount, and the investment in and advances to each company is less than 20% of consolidated total assets.

3. EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------

    3.1*   Restated Certificate of Incorporation of the Registrant

    3.2*   First Amended and Restated Bylaws of the Registrant

    4.1*   Form of Warrant

    4.2*   Revolving Credit Agreement dated as of January 29, 1996 among the Registrant and SunTrust Bank

    4.3    Revolving Credit and Term Loan Agreement dated as of September 18, 1997 among the Registrant, SunTrust
           Bank and certain other banks

    4.4    First Amendment to Revolving Credit and Term Loan Agreement dated as of October 1, 1997 among the
           Registrant, SunTrust Bank and certain other banks

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

   10.5*   Ground Lease Agreement between Lake Buena Vista Communications, Inc. And Planet Hollywood (Orlando), Inc.

   10.6*   License Agreement dated as of December 4, 1992, by and between the Registrant and Planet Hollywood (Asia)
           Pte. Ltd.

   10.7*   First Amendment to the License Agreement dated as of July 1, 1995, by and between the Registrant and
           Planet Hollywood (Asia) Pte. Ltd.

   10.7A   Second Amendment to the License Agreement dated as of October 1, 1995, by and between the Registrant and
           Planet Hollywood (Asia) Pte. Ltd.

   10.7B   Third Amendment to the License Agreement dated as of November 6, 1998, by and between the Registrant and
           Planet Hollywood (Asia) Pte. Ltd.

   10.8*   Form of Master Franchise Agreement for All Star Cafe, Inc.

   10.9*   Form of Letter Agreement, dated February 15, 1996, among stockholders of All Star Cafe, Inc.

   10.10*  Joint Venture Agreement dated December 9, 1994, between Marvel Restaurant Venture Corp. And EBCO
           Management, Inc.

   10.11*  License Agreement dated March 19, 1996, between Marvel Entertainment Group, Inc. And M Restaurant Venture

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
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

   10.15*  Form of Stock Option Award Agreement for options granted under the 1995 Stock Award and Incentive Plan

   10.16*  Employment Agreement dated August 8, 1995, between the Registrant and Robert Earl

   10.17*  Employment Agreement dated January 1, 1993, between the Registrant and Keith Barish

   10.18*  Letter Agreement dated March 18, 1994, between the Registrant and Kraft Foodservice, Inc.

   10.19   Limited Partnership Agreement of Planet Movies Company, L.P. dated October 17, 1997

   10.20   Master Agreement dated as of December 2, 1997 relating to the joint venture transaction between Planet
           Hospitality Holdings, Inc. and Times Square Partners LLC and others [relating to Planet Hollywood Hotel venture]

   21.1    Subsidiaries

   23.1    Consent of Price Waterhouse LLP

   24.1    Powers of Attorney (included in signature page)

   27.1    Financial Data Schedule

------------------------

* Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1 previously filed by the Registrant (file no. 333-1490)

(B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1998.

                                PLANET HOLLYWOOD INTERNATIONAL, INC.

                                BY:              /S/ ROBERT I. EARL
                                     -----------------------------------------
                                                   Robert I. Earl
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                BY:             /S/ THOMAS AVALLONE
                                     -----------------------------------------
                                                  Thomas Avallone
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                        OFFICER AND CHIEF ACCOUNTING OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March, 1998.

            /s/ KEITH BARISH                          /s/ ROBERT I. EARL
----------------------------------------   ----------------------------------------
              Keith Barish                              Robert I. Earl
 CHAIRMAN OF THE BOARD OF DIRECTORS AND     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                 DIRECTOR                                  DIRECTOR

           /s/ THOMAS AVALLONE                         /s/ ISADORE SHARP
----------------------------------------   ----------------------------------------
             Thomas Avallone                             Isadore Sharp
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL                  DIRECTOR
           OFFICER AND DIRECTOR

           /s/ ROBERT KRASNOW                          /s/ ONG BENG SENG
----------------------------------------   ----------------------------------------
             Robert Krasnow                              Ong Beng Seng
                DIRECTOR                                   DIRECTOR

          /s/ CLAUDIO GONZALEZ                        /s/ MARK MCCORMACK
----------------------------------------   ----------------------------------------
            Claudio Gonzalez                            Mark McCormack
                DIRECTOR                                   DIRECTOR

         /s/ MICHAEL L. TARNOPOL
----------------------------------------
           Michael L. Tarnopol
                DIRECTOR

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
      FINANCIAL STATEMENT SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                 -------------------------------------
                                      BALANCE        CHARGED TO         CHARGED TO                           BALANCE
DESCRIPTION                          12/29/96    COSTS AND EXPENSES   OTHER ACCOUNTS       DEDUCTIONS       12/28/97
----------------------------------  -----------  ------------------  -----------------    -------------    -----------
Allowance for uncollectible
  accounts receivable.............   $      --     $   13,486,245        $      --        $ (11,986,245)(1) $ 1,500,000

------------------------

(1) Represents the writeoff of specific accounts receivable in 1997.