Form 10-K/A
period 1997-12-28
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1998-04-30
CIK 1008597

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                     TO
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 28, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

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

                                 (407) 363-7827
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:


         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
Class A Common Stock, $0.01 par value            New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                               (Title of  class)
                               -----------------
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.    Yes [  X   ]        No [     ]
                                                  -----              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                               ---
     The approximate aggregate market value of the registrant's Class A voting common stock held by non-affiliates of the registrant, based on the closing price of $11.125 per share as reported on the New York Stock Exchange as of the close of business on March 12, 1998 is $316,873,431. The approximate aggregate market value of the registrant's non-voting common stock held by non-affiliates of the registrant, based on the assumption that such stock on a per share basis should be valued at approximately 65% of the value per share of the registrant's Class A voting common stock, as of the close of business on March 12, 1998 is $30,533,794. Such assumption is based in part on the convertibility restrictions imposed upon, and the lack of public trading in, the registrant's Class B non-voting common stock.

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



                             EXPLANATORY STATEMENT

         This Amendment No. 1 to the Annual Report on Form 10-K for Planet Hollywood International, Inc. (the "Company") for the fiscal year ended December 28, 1997 is being filed to amend Item 14(a)(3) by adding as Exhibits, certain restated financial data schedules.

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Initial Form 10-K"), in February 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) no. 128, "Earnings Per Share," which caused the Company to change in fiscal 1997 statements the way that it calculated and displayed earnings per share information. Although earnings per share information presented in the Initial Form 10-K for prior periods was restated to the new method, financial data schedules for prior periods, restated in accordance with SFAS no. 128, were not included. Such restated financial data schedules are filed pursuant to this Amendment No. 1.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)      3.      EXHIBITS

         Exhibit
         Number           Description
         ------           -----------
         3.1*             Restated Certificate of Incorporation of the Registrant
         3.2*             First Amended and Restated Bylaws of the Registrant
         4.1*             Form of Warrant
         4.2*             Revolving Credit Agreement dated as of January 29, 1996 among the Registrant and SunTrust Bank
         4.3**            Revolving Credit and Term Loan Agreement dated as of September 18, 1997 among the Registrant,
                          SunTrust Bank and certain other banks
         4.4**            First Amendment to Revolving Credit and Term Loan Agreement dated as of October 1, 1997 among the Registrant, SunTrust Bank and certain other banks
         10.1*            Form of Master Franchise Agreement
         10.2*            Form of Memorabilia Lease
         10.3*            Form of License Agreement
         10.4*            Asset Purchase Agreement dated November 8, 1995 between the Registrant and America Europe Asia
                          International Trade and Management Consultants, Ltd.
         10.5*            Ground Lease Agreement between Lake Buena Vista Communications, Inc. and Planet Hollywood
                          (Orlando), Inc.
         10.6*            License Agreement dated as of December 4, 1992, by and between the Registrant and Planet
                          Hollywood (Asia) Pte. Ltd.
         10.7*            First Amendment to the License Agreement dated as of July 1, 1995, by and between the
                          Registrant and Planet Hollywood (Asia) Pte. Ltd.
         10.7A**          Second Amendment to the License Agreement dated as of October 1, 1995, by and between the
                          Registrant and Planet Hollywood (Asia) Pte. Ltd.
         10.7B**          Third Amendment to the License Agreement dated as of November 6, 1998, by and between the
                          Registrant and Planet Hollywood (Asia) Pte. Ltd.
         10.8*            Form of Master Franchise Agreement for All Star Cafe, Inc.
         10.9*            Form of Letter Agreement, dated February 15, 1996, among stockholders of All Star Cafe, Inc.
         10.10*           Joint Venture Agreement dated December 9, 1994, between Marvel Restaurant Venture Corp. and
                          EBCO Management, Inc.
         10.11*           License Agreement dated March 19, 1996, between Marvel Entertainment Group, Inc. and M
                          Restaurant Venture
         10.12*           1995 Celebrity Stock Award and Incentive Plan
         10.13*           1995 Stock Award and Incentive Plan
         10.14*           Form of Stock Option Award Agreement for options granted under the 1995 Celebrity Stock Award and Incentive Plan
         10.15*           Form of Stock Option Award Agreement for options granted under the 1995 Stock Award and
                          Incentive Plan
         10.16*           Employment Agreement dated August 8, 1995, between the Registrant and Robert Earl
         10.17*           Employment Agreement dated January 1, 1993, between the Registrant and Keith Barish
         10.18*           Letter Agreement dated March 18, 1994, between the Registrant and Kraft Foodservice, Inc.

         10.19**          Limited Partnership Agreement of Planet Movies Company, L.P. dated October 17, 1997
         10.20**          Master Agreement dated as of December 2, 1997 relating to the joint venture transaction between
                          Planet Hospitality Holdings, Inc. and Times Square Partners LLC and others [relating to Planet
                          Hollywood Hotel venture]
         21.1**           Subsidiaries
         23.1**           Consent of Price Waterhouse LLP
         24.1**           Powers of Attorney (included in signature page)
         27.1             Restated Financial Data Schedule for the fiscal year ended DEC-28-1997
         27.2             Restated Financial Data Schedule for the thirty-nine weeks ended SEP-28-1997
         27.3             Restated Financial Data Schedule for the twenty-six weeks ended JUN-29-1997
         27.4             Restated Financial Data Schedule for the thirteen weeks ended MAR-30-1997
         27.5             Restated Financial Data Schedule for the fiscal year ended DEC-29-1996
         27.6             Restated Financial Data Schedule for the thirty-nine weeks ended SEP-29-1996
         27.7             Restated Financial Data Schedule for the twenty-six weeks ended JUN-30-1996

----------

         * Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1 previously filed by the Registrant (file no. 333-1490)

        ** Previously filed as part of the Registrant's initial Annual Report on Form 10-K filed with the Commission on March 23, 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 1998.


                                      PLANET HOLLYWOOD INTERNATIONAL, INC.


                                      By:    /s/    SCOTT E. JOHNSON**
                                          -------------------------------------
                                           Robert I. Earl
                                           President and Chief Executive Officer


                                      By:    /s/    THOMAS AVALLONE
                                          -------------------------------------
                                           Thomas Avallone
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Chief Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 1998.


/s/   SCOTT E. JOHNSON**                     /s/   SCOTT E. JOHNSON**
--------------------------                   ------------------------------
Keith Barish                                 Robert I. Earl
Chairman of the Board of Directors           President, Chief Executive Officer
and Director                                 and Director

/s/   SCOTT E. JOHNSON**                     /s/   SCOTT E. JOHNSON**
--------------------------                   ------------------------------
Thomas Avallone                              Isadore Sharp
Executive Vice President, Chief              Director
Financial Officer and Director

/s/   SCOTT E. JOHNSON**                     /s/   SCOTT E. JOHNSON**
--------------------------                   ------------------------------
Robert Krasnow                               Ong Beng Seng
Director                                     Director

/s/   SCOTT E. JOHNSON**                     /s/   SCOTT E. JOHNSON**
--------------------------                   ------------------------------
Claudio Gonzalez                             Mark McCormack
Director                                     Director

/s/   SCOTT E. JOHNSON**
--------------------------
Michael L. Tarnopol
Director


** The undersigned, by signing his name hereto, does hereby sign this Amendment
   No. 1 on behalf of the above indicated directors and officers of Planet Hollywood International, Inc. pursuant to that power of attorney previously filed with the Commission.

                                                   /s/   SCOTT E. JOHNSON
                                                   --------------------------
                                                   Scott E. Johnson
                                                   Attorney-in-Fact