Form 10-Q
period 1998-03-29
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1998-05-13
CIK 1008597

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998
                                                                 OR
     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     As of March 7, 1998, there were approximately 97,220,744 shares of the registrant's Class A voting Common Stock outstanding and approximately 11,764,144 shares of the registrant's Class B non-voting Common Stock outstanding.

================================================================================

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                                     INDEX

PART I  FINANCIAL INFORMATION
     Item 1         Financial Statements......................................................................          1
                    Condensed Consolidated Balance Sheets -- March 29, 1998 and December 28, 1997.............          1
                    Condensed Consolidated Statements of Operations -- Thirteen weeks ended March 29, 1998 and
                    March 30, 1997............................................................................          2
                    Condensed Consolidated Statements of Cash Flows -- Thirteen weeks ended March 29, 1998 and
                    March 30, 1997............................................................................          3
                    Condensed Consolidated Statements of Changes in Stockholders' Equity -- Thirteen weeks
                    ended March 29, 1998 and March 30, 1997...................................................          4
                    Notes to Condensed Consolidated Financial Statements......................................          5
     Item 2         Management's Discussion and Analysis of Financial Condition and Results of Operations.....          7
PART II  OTHER INFORMATION
     Item 6         Exhibits and Reports on Form 8-K..........................................................          9
SIGNATURES....................................................................................................         10

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                               MARCH 29,    DECEMBER 28,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $140,819       $  9,089
  Accounts receivable, net..................................     19,050         25,084
  Inventories...............................................     40,923         42,612
  Prepaid expenses..........................................      9,387          7,082
  Other current assets......................................     18,269         17,143
                                                               --------       --------
          Total current assets..............................    228,448        101,010
Property and equipment, net.................................    335,067        322,949
Goodwill, net...............................................     29,560         29,922
Investment in affiliated entities...........................     41,130         40,404
Other assets, net...........................................     20,578         11,274
                                                               --------       --------
                                                               $654,783       $505,559
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $ 33,646       $ 69,315
  Notes payable -- current..................................      1,264          1,264
                                                               --------       --------
          Total current liabilities.........................     34,910         70,579
Deferred rentals............................................     10,920         10,798
Notes payable and other.....................................    257,482         70,491
Deferred credits............................................     10,300         15,150
                                                               --------       --------
          Total liabilities.................................    313,612        167,018
Stockholders' equity:
  Common stock -- Class A...................................        974            972
  Common stock -- Class B...................................        118            118
  Capital in excess of par value............................    281,170        279,372
  Deferred compensation.....................................     (4,025)        (4,125)
  Retained earnings.........................................     67,538         66,644
  Accumulated other comprehensive income....................     (4,604)        (4,440)
                                                               --------       --------
          Total stockholders' equity........................    341,171        338,541
                                                               --------       --------
                                                               $654,783       $505,559
                                                               ========       ========

    The accompanying notes are an integral part of these condensed financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                              THIRTEEN WEEKS ENDED
                                                              ---------------------
                                                              MARCH 29,   MARCH 30,
                                                                1998        1997
                                                              ---------   ---------
Revenues....................................................  $ 96,532    $101,647
Costs and expenses:
  Cost of sales.............................................    23,629      26,685
  Operating expenses........................................    54,673      47,046
  General and administrative expenses.......................     8,369       6,274
  Depreciation and amortization.............................     8,648       8,346
                                                              --------    --------
                                                                95,319      88,351
Income from operations......................................     1,213      13,296
Non-operating expense (income):
  Interest, net.............................................       187        (462)
  Equity in income of unconsolidated affiliates.............      (405)     (3,100)
                                                              --------    --------
Income before income taxes..................................     1,431      16,858
Provision for income taxes..................................       537       6,322
                                                              --------    --------
Net income..................................................  $    894    $ 10,536
                                                              ========    ========
Earnings per share:
BASIC.......................................................  $   0.01    $   0.10
                                                              ========    ========
DILUTED.....................................................  $   0.01    $   0.10
                                                              ========    ========
BASIC Weighted Average Shares...............................   109,022     107,697
                                                              ========    ========
DILUTED Weighted Average Shares.............................   109,881     108,933
                                                              ========    ========

    The accompanying notes are an integral part of these condensed financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      STATED IN THOUSANDS OF U.S. DOLLARS

                                                              THIRTEEN WEEKS ENDED
                                                              ---------------------
                                                              MARCH 29,   MARCH 30,
                                                                1998        1997
                                                              ---------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........  $(21,001)   $  8,881
                                                              --------    --------
Cash flows from investing activities:
  Additions to property and equipment.......................   (22,874)    (25,475)
  Purchase of restaurant from franchisee....................        --      (8,011)
  Investment in affiliate...................................      (321)         --
  Other.....................................................      (361)        (98)
                                                              --------    --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (23,556)    (33,584)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from exercise of options.........................        41          --
  Proceeds from issuance of notes payable...................   250,000          --
  Deferred financing costs..................................   (10,258)         --
  Repayment of notes payable................................   (63,009)       (123)
                                                              --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   176,774        (123)
                                                              --------    --------
EFFECT OF EXCHANGE RATES ON CASH............................      (487)       (110)
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   131,730     (24,936)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,089      49,831
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $140,819    $ 24,895
                                                              ========    ========

    The accompanying notes are an integral part of these condensed financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      STATED IN THOUSANDS OF U.S. DOLLARS

                           COMMON STOCK      COMMON STOCK
                          ---------------   ---------------   CAPITAL IN                                              ACCUMULATED
                              CLASS A           CLASS B       EXCESS OF                                                  OTHER
                          ---------------   ---------------      PAR       COMPREHENSIVE   RETAINED     DEFERRED     COMPREHENSIVE
                          SHARES   AMOUNT   SHARES   AMOUNT     VALUE         INCOME       EARNINGS   COMPENSATION      INCOME
                          ------   ------   ------   ------   ----------   -------------   --------   ------------   -------------
Balance at December 29,
  1996..................  95,973    $960    11,547    $115     $252,695                    $58,386      $  (525)        $   500
Net income..............                                                      $10,536       10,536
Other comprehensive
  income:
  Currency translation
    adjustment..........                                                         (175)                                     (175)
                                                                              -------
Comprehensive income....                                                      $10,361
                                                                              -------
Celebrity restricted
  stock options and
  awards................                                            485
Employee restricted
  stock awards..........                                                                                     50
                          ------    ----    ------    ----     --------                    -------      -------         -------
Balance at March 30,
  1997..................  95,973    $960    11,547    $115     $253,180                    $68,922      $  (475)        $   325
                          ======    ====    ======    ====     ========                    =======      =======         =======
Balance at December 28,
  1997..................  97,128    $972    11,765    $118     $279,372                    $66,644      $(4,125)        $(4,440)
Net income..............                                                      $   894          894
Other comprehensive
  income:
  Currency translation
    adjustment..........                                                         (164)                                     (164)
                                                                              -------
Comprehensive income....                                                      $   730
                                                                              =======
Stock issuance..........     190       2                          1,198
Celebrity restricted
  stock options and
  awards................                                            559                                      50
Exercise of stock
  options...............       5                                     41
Employee restricted
  stock awards..........                                                                                     50
                          ------    ----    ------    ----     --------                    -------      -------         -------
Balance at March 29,
  1998..................  97,323    $974    11,765    $118     $281,170                    $67,538      $(4,025)        $(4,604)
                          ======    ====    ======    ====     ========                    =======      =======         =======


                              TOTAL
                          STOCKHOLDERS'
                             EQUITY
                          -------------
Balance at December 29,
  1996..................    $312,131
Net income..............      10,536
Other comprehensive
  income:
  Currency translation
    adjustment..........        (175)
Comprehensive income....
Celebrity restricted
  stock options and
  awards................         485
Employee restricted
  stock awards..........          50
                            --------
Balance at March 30,
  1997..................    $323,027
                            ========
Balance at December 28,
  1997..................    $338,541
Net income..............         894
Other comprehensive
  income:
  Currency translation
    adjustment..........        (164)
Comprehensive income....
Stock issuance..........       1,200
Celebrity restricted
  stock options and
  awards................         609
Exercise of stock
  options...............          41
Employee restricted
  stock awards..........          50
                            --------
Balance at March 29,
  1998..................    $341,171
                            ========

    The accompanying notes are an integral part of these condensed financial statements.

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

     The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 28, 1997.

     The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with current year presentation.

2. LONG TERM DEBT

     On March 25, 1998 the Company issued $250.0 million of 12% Senior Subordinated Notes (the "Notes") due in 2005. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 1998. Agreements entered into in connection with the Notes offering contain certain covenants which, among other things, limit (i) the issuance of additional debt and stock by the Company, (ii) the payment of dividends, and
(iii) the sale of assets.

     Concurrent with the Notes offering, the Company replaced its existing $155.0 million credit facility with a $65.0 million multi-currency revolving credit facility and a $35.0 million LIBOR-based leveraged lease facility. The credit agreement fees include an annual facility fee on the utilized revolving credit and a commitment fee on the unused revolving credit. Interest rates are variable, with either prime or LIBOR indexes. The credit agreement also provides for the issuance of up to $10.0 million of letters of credit and up to $25.0 million of multi-currency advances. The revolving credit facility matures on March 25, 2000 provided, however, that the Company may extend the maturity date to March 25, 2001 if it meets certain financial criteria set forth in the credit agreement.

3. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the fourth quarter of fiscal 1997. All prior year weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

4. NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards for the reporting and displaying of comprehensive income and its components. All items required to be recognized as components of comprehen-

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

sive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for companies with fiscal years beginning after December 15, 1997. All prior period information presented has been restated to conform to this pronouncement. The Company's "Other comprehensive income" consists solely of currency translation adjustments.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants adopted a Statement of Position entitled "Reporting on the Cost of Start-Up Activities" (the "SOP"). The SOP, which is effective for fiscal 1999, requires pre-opening costs to be expensed as incurred. All costs capitalized at the date the SOP is adopted by the Company will be charged to income as a cumulative effect of a change in accounting principle. Restatement of previously issued financial statements is not permitted. Had the SOP been adopted at the beginning of fiscal 1998, income before the cumulative effect of the change in accounting for the first quarter of fiscal 1998 would have been approximately $1.2 million. The cumulative effect of the change in accounting as of the beginning of the first quarter of fiscal 1998 would have been a charge of approximately $5.0 million, net of tax. The Company is currently evaluating the timing of the adoption of the SOP. Total deferred pre-opening costs at March 29, 1998 were approximately $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance of new guests of the Company's brands and concepts as the Company continues to expand into new brands and/or regions; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

  Thirteen weeks ended March 29, 1998 compared to thirteen weeks ended March 30, 1997

     Revenues. Total revenues decreased to $96.5 million for the thirteen weeks ended March 29, 1998 ("first quarter 1998") from $101.6 million for the thirteen weeks ended March 30, 1997 ("first quarter 1997"), a decrease of $5.1 million or 5.0%. The decrease in total revenues was primarily attributable to a decline in same-unit revenues and a decrease in promotional and specialty retail sales.

     Direct revenues decreased 8.8% from $98.6 million for first quarter 1997 to $89.9 million for first quarter 1998. Same unit revenues decreased 13% from first quarter 1997 to first quarter 1998 (same unit revenues excluding promotional and specialty retail sales). The decline in same unit revenues was primarily due to a decrease in customer traffic attributable principally to increased competition in the theme-dining sector. In the near term, the Company anticipates declines in same unit revenues as a result of decreased customer traffic. The decline in direct revenues was partially offset by the opening of 15 Company owned units subsequent to March 30, 1997, including one unit which opened in first quarter 1998. As a percentage of direct revenues, merchandise sales decreased from 37.5% for first quarter 1997 to 30.4% for first quarter 1998 due primarily to the decline in promotional and specialty retail sales in first quarter 1998 and the Company's expansion into secondary markets, which generally experience lower merchandise sales relative to restaurant sales.

     Franchise fees were $1.5 million for first quarter 1997 compared to $5.0 million for first quarter 1998. The increase in franchise fees was primarily due to the Company recognizing revenue for five franchises in first quarter 1998 compared to one franchise in first quarter 1997.

     Costs and expenses. Food and beverage costs decreased from 22.7% of food and beverage revenues in first quarter 1997 to 22.2% in first quarter 1998, primarily as a result of ongoing menu engineering efforts. Merchandise costs increased from 34.4% of merchandise revenues in first quarter 1997 to 35.6% in first quarter 1998 primarily as a result of shifts in sales composition and special promotions. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 47.7% of direct revenues in first quarter 1997 to 60.8% in first quarter 1998 primarily due to relatively fixed unit operating costs in relation to lower sales volumes and increased labor and public relations costs associated with the Company's current initiatives.

     General and administrative expenses increased from $6.3 million in first quarter 1997 to $8.4 million in first quarter 1998, due primarily to the continued expansion of the Company's corporate infrastructure to support its joint venture initiatives and increased public relations expenditures associated with the Company's continued efforts to promote brand awareness and increase celebrity involvement. As a percent of total revenues, general and administrative expenses increased from 6.2% in first quarter 1997 to 8.7% in first quarter 1998.

     Interest, net. The Company realized interest income of $0.5 million in first quarter 1997. The Company's borrowings increased throughout fiscal 1997 and in first quarter 1998, resulted in $0.2 million of interest expense in first quarter 1998.

     Equity in Income of Unconsolidated Affiliates. Equity in income of unconsolidated affiliates decreased from $3.1 million in first quarter 1997 to $0.4 million in first quarter 1998. The decline in equity in income of unconsolidated affiliates was principally caused by the sale of a franchise by PH Asia in first quarter 1997 and the absence of any such sales in first quarter 1998 and a decrease in revenue for PH Asia resulting from decreased tourism and the related economic uncertainties throughout Asia.

     Provision for Income Taxes. The provision for income taxes was $6.3 million or 37.5% of pretax income in first quarter 1997. In first quarter 1998, the Company recorded a provision for income taxes of $0.5 million or 37.5% of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in investing activities in first quarter 1997 and first quarter 1998 was $33.6 million and $23.6 million, respectively. Capital expenditures for first quarter 1997 and first quarter 1998 were $25.5 million and $22.9 million, respectively. Additionally, the Company purchased a domestic franchised unit in first quarter 1997.

     In first quarter 1997, net cash used in financing activities was $0.1 million. For first quarter 1998, $176.8 million was provided by financing activities. The Company issued $250.0 million of 12% Senior Subordinated Notes due 2005 in March 1998 (the "Notes"). A portion of the net proceeds from the Notes was used to repay borrowings under the Company's credit facility with the remainder expected to be used for capital expenditures associated with the construction of Company-owned restaurants and the Company's required capital contributions to its joint venture projects.

     Net cash provided by (used in) operating activities in first quarter 1997 and first quarter 1998 was $8.9 million and ($21.0 million), respectively. This decrease is primarily due to a decline in net income and a reduction of trade payables of $28.0 million during first quarter 1998.

     Concurrent with the Notes offering, the Company replaced its existing $155.0 million revolving credit facility with a $100.0 million multi-currency, long-term credit facility. The Company expects that cash on hand, cash generated from operations and funds available under the new credit facility will be sufficient to meet its anticipated capital requirements for the next 12 months.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

     Exhibit 27  Financial Data Schedule

  b. Reports on Form 8-K

     On March 10, 1998, the Company filed a Current Report on Form 8-K relating to the Company's offering of $250 million principal amount of its seven-year senior subordinated notes in a distribution pursuant to Rule 144A of the Securities Act of 1933.

     On March 10, 1998, the Company filed a Current Report on Form 8-K relating to the Company's private offering of $250 million of debt securities. Said report included, as exhibits, copies of the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's confidential Preliminary Offering Memorandum.

     On March 26, 1998, the Company filed a Current Report on Form 8-K relating to the completion of the Company's offering of $250 million aggregate principal amount of its 12% senior subordinated notes due 2005 in an unregistered distribution pursuant to Rule 144A of the Securities Act of 1933.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE: May 12, 1998                                By: /s/ ROBERT EARL
                                                      -------------------------------------------------------
                                                      Name: Robert Earl
                                                      Its:    President and Chief Executive Officer

DATE: May 12, 1998                                By: /s/ THOMAS AVALLONE
                                                      -------------------------------------------------------
                                                      Name: Thomas Avallone
                                                      Its:     Chief Financial Officer