Form 10-Q
period 1998-06-28
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1998-08-11
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to___________________

                         Commission File Number 00028230

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           59-3283783
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                              8669 COMMODITY CIRCLE
                             ORLANDO, FLORIDA 32819
           -----------------------------------------------------------
           (Address of principal executive office, including zip code)

                                 (407) 363-7827
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     As of August 7, 1998, there were approximately 97,221,362 shares of the registrant's Class A voting Common Stock outstanding and approximately 11,764,144 shares of the registrant's Class B non-voting Common Stock outstanding.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                      INDEX

Part I  FINANCIAL INFORMATION
        Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .   3

                 Condensed Consolidated Balance Sheets - June 28, 1998 and
                 December 28, 1997. . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Consolidated Statements of Operations -
                 Thirteen Weeks and Twenty-six Weeks ended June 28, 1998
                 and June 29, 1997  . . . . . . . . . . . . . . . . . . . .   4

                 Condensed Consolidated Statements of Cash Flows - Twenty-
                 six Weeks ended June 28, 1998 and June 29, 1997  . . . . .   5

                 Consolidated Statements of Changes in
                 Stockholders' Equity - Twenty-six Weeks ended
                 June 28, 1998 and December 28, 1997. . . . . . . . . . . .   6

                 Notes to Condensed Consolidated Financial Statements . . .   7

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations. . . . . . . . . . . . . . . . .   9

Part II OTHER INFORMATION
        Item 4.  Submission of Matters to a Vote of Security Holders  . . .  14

        Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . .  14

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                 (UNAUDITED)
                                                  JUNE 28,        DECEMBER 28,
                                                    1998              1997
                                                 -----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                      $ 123,506        $   9,089
   Accounts receivable, net                          23,715           25,084
   Inventories                                       33,648           42,612
   Prepaid expenses                                   7,563            7,082
   Other current assets                              16,515           17,143
                                                  ---------        ---------

          Total current assets                      204,947          101,010

Property and equipment, net                         347,770          322,949
Goodwill, net                                        29,056           29,922
Investment in affiliated entities                    42,870           40,404
Other assets, net                                    26,014           11,274
                                                  ---------        ---------

                                                  $ 650,657        $ 505,559
                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities       $  35,100        $  69,315
   Notes payable - current                            1,264            1,264
                                                  ---------        ---------

          Total current liabilities                  36,364           70,579

Deferred rentals                                     11,133           10,798
Notes payable and other                             257,385           70,491
Deferred credits                                      6,496           15,150
                                                  ---------        ---------

          Total liabilities                         311,378          167,018

Stockholders' equity:
   Common stock - Class A                               974              972
   Common stock - Class B                               118              118
   Capital in excess of par value                   281,906          279,372
   Deferred compensation                             (3,925)          (4,125)
   Retained earnings                                 66,134           66,644
   Accumulated other comprehensive income            (5,928)          (4,440)
                                                  ---------        ---------

      Total stockholders' equity                    339,279          338,541
                                                  ---------        ---------

                                                  $ 650,657        $ 505,559
                                                  =========        =========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                        THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                      -----------------------     -----------------------
                                                       JUNE 28,      JUNE 29,     JUNE 28,       JUNE 29,
                                                         1998          1997         1998           1997
                                                      ---------     ---------     ---------     ---------
Revenues                                              $ 105,112     $ 121,892     $ 201,644     $ 223,539

Costs and expenses:
     Cost of sales                                       25,328        31,892        48,957        58,578
     Operating expenses                                  57,973        51,987       112,646        99,033
     General and adminstrative expenses                   9,931         6,387        18,300        12,661
     Depreciation and amortization                        8,670         8,476        17,318        16,822
                                                      ---------     ---------     ---------     ---------
                                                        101,902        98,742       197,221       187,094

Income from operations                                    3,210        23,150         4,423        36,445

Non-operating expense (income):
     Interest expense                                     6,888          --           7,304          --
     Interest income                                     (1,332)         (559)       (1,561)       (1,021)
     Equity in income of unconsolidated affiliates         (100)       (2,350)         (505)       (5,450)
                                                      ---------     ---------     ---------     ---------

Income (loss)  before income taxes                       (2,246)       26,059          (815)       42,916

Provision for income taxes                                 (842)        9,772          (305)       16,094
                                                      ---------     ---------     ---------     ---------

Net income (loss)                                       ($1,404)    $  16,287       ($  510)    $  26,822
                                                      =========     =========     =========     =========

Earnings per share:

BASIC                                                    ($0.01)    $    0.15     $    0.00     $    0.25
                                                      =========     =========     =========     =========

DILUTED                                                  ($0.01)    $    0.15     $    0.00     $    0.25
                                                      =========     =========     =========     =========

BASIC Weighted Average Shares                           109,089       108,494       109,056       108,095
                                                      =========     =========     =========     =========

DILUTED Weighted Average Shares                         109,692       109,884       109,787       109,409
                                                      =========     =========     =========     =========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                         TWENTY-SIX WEEKS ENDED
                                                         JUNE 28,       JUNE 29,
                                                           1998           1997
                                                        ----------    ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     ($ 20,926)    $  24,391

      Cash flows from investing activities:
          Additions to property and equipment             (39,384)      (57,172)
          Purchase of restaurant from franchisee           (2,635)       (8,011)
          Sale of joint venture interests                   2,250          --
          Investment in affiliate                            (461)       (6,378)
          Other                                              (767)         (346)
                                                        ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES                     (40,997)      (71,907)
                                                        ---------     ---------

      Cash flows from financing activities:
          Proceeds from issuance of common stock             --          19,566
          Proceeds from issuance of notes payable         250,000        20,000
          Exercise of stock options                            61          --
          Deferred financing costs                        (10,455)         --
          Repayment of notes payable                      (63,106)         (453)
                                                        ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 176,500        39,113
                                                        ---------     ---------

EFFECT OF EXCHANGE RATES ON CASH                             (160)       (1,012)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      114,417        (9,415)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            9,089        49,831
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 123,506     $  40,416
                                                        =========     =========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (000'S OMITTED)

                                           COMMON STOCK                   COMMON STOCK
                                      -----------------------        ----------------------
                                              CLASS A                       CLASS B
                                       SHARES         AMOUNT          SHARES        AMOUNT
                                      --------       --------        -------       --------
Balance at December 29, 1996            95,973       $    960         11,547       $    115

Net income
Other comprehensive income:
     Currency translation
     adjustment
Comprehensive income

Celebrity restricted stock
     options and awards

Stock issuance                           1,087             11

Employee restricted stock awards
                                      --------       --------        -------       --------

Balance at June 29, 1997                97,060       $    971         11,547       $    115
                                      ========       ========        =======       ========

Balance at December 28, 1997            97,128       $    972         11,765       $    118

Net loss
Other comprehensive income:
     Currency translation
     adjustment
Comprehensive income

Stock issuance                             190              2

Celebrity restricted stock
     options and awards

Exercise of stock options                    8

Employee restricted stock awards
                                      --------       --------        -------       --------

Balance at June 28, 1998                97,326       $    974         11,765       $    118
                                      ========       ========        =======       ========

RESTUBBED FROM ABOVE TABLE


                                                                                              ACCUMULATED
                                     CAPITAL IN   COMPREHENSIVE                                  OTHER          TOTAL
                                     EXCESS OF       INCOME       RETAINED       DEFERRED    COMPREHENSIVE  STOCKHOLDERS'
                                     PAR VALUE                    EARNINGS     COMPENSATION     INCOME         EQUITY
                                     ----------   ------------    --------     ------------  -------------  -------------
Balance at December 29, 1996          $252,695                    $ 58,386      $   (525)      $    500       $312,131

Net income                                          $ 26,822        26,822                                      26,822
Other comprehensive income:
     Currency translation
     adjustment                                         (521)                                      (521)          (521)
                                                    --------
Comprehensive income                                $ 26,301
                                                    --------
Celebrity restricted stock
     options and awards                  1,013                                                                   1,013

Stock issuance                          19,555                                                                  19,566

Employee restricted stock awards                                                    100                            100
                                      --------                    --------     --------       --------        --------
Balance at June 29, 1997              $273,263                    $ 85,208     $   (425)      $    (21)       $359,111
                                      ========                    ========     ========       ========        ========

Balance at December 28, 1997          $279,372                    $ 66,644     $ (4,125)      $ (4,440)       $338,541

Net loss                                            $   (510)         (510)                                       (510)
Other comprehensive income:
     Currency translation
     adjustment                                       (1,488)                                   (1,488)         (1,488)
                                                    --------
Comprehensive income                                $ (1,998)
                                                    --------
Stock issuance                           1,198                                                                   1,200

Celebrity restricted stock
     options and awards                  1,275                                      100                          1,375

Exercise of stock options                   61                                                                      61

Employee restricted stock awards                                                    100                            100
                                      --------                    --------     --------       --------        --------

Balance at June 28, 1998              $281,906                    $ 66,134     $ (3,925)      $ (5,928)       $339,279
                                      ========                    ========     ========       ========        ========



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

     The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 28, 1997.

     The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. Certain prior amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with current year presentation.

2.   RELATED PARTY TRANSACTIONS

     In May 1998, the Company canceled the franchise and acquired the Planet Hollywood restaurant in Zurich, Switzerland for $2.9 million. In June 1998, the Company entered into a joint venture with a stockholder/franchisee in which the Company contributed the Zurich Planet Hollywood restaurant and received $2.5 million from the stockholder/franchisee in return for a 50% joint venture interest. A gain of approximately $1.0 million was recorded in second quarter 1998.

     In second quarter 1998, the Company entered into two additional joint ventures with a stockholder/franchisee for a Planet Hollywood unit in Tokyo, Japan and an Official All Star Cafe unit in London, England. The Company sold 50% interests in each of these units and recorded a gain in second quarter 1998 of approximately $2.8 million.

3.   LONG TERM DEBT

     On March 25, 1998 the Company issued $250.0 million of 12% Senior Subordinated Notes (the "Notes") due in 2005. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 1998. The Notes agreements contain certain covenants which, among other things, limit (i) the issuance of additional debt and stock by the Company, (ii) the payment of dividends, and (iii) the sale of assets.

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

4.   EARNINGS PER SHARE

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards for the reporting and displaying of comprehensive income and its components. All items required to be recognized as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for financial statements with fiscal years beginning after December 15, 1997. All prior period information presented has been restated to conform to this pronouncement. The Company's other comprehensive income consists solely of currency translation adjustments.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants adopted a Statement of Position (SOP) entitled "Reporting on the Cost of Start-Up Activities" (the "SOP"). The SOP, which is effective for fiscal 1999, requires pre-opening costs to be expensed as incurred. All costs capitalized at the date the SOP is adopted by the Company will be charged to income as a cumulative effect of a change in accounting principle. Restatement of previously issued financial statements is not permitted. Had the SOP been adopted at the beginning of fiscal 1998, income before the cumulative effect of the change in accounting for the first and second quarter of fiscal 1998 would have been approximately $0.7 million, net of tax. The cumulative effect of the change in accounting as of the beginning of the first quarter of fiscal 1998 would have been a charge of approximately $5.0 million, net of tax. The Company is currently evaluating the timing of the adoption of the SOP. Total deferred pre-opening costs at June 28, 1998 were approximately $6.0 million.

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

RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED JUNE 28, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 1997

     REVENUES. Total revenues decreased to $105.1 million for the thirteen weeks ended June 28, 1998 ("second quarter 1998") from $121.9 million for the thirteen weeks ended June 29, 1997 ("second quarter 1997"), a decrease of $16.8 million or 13.7%. The decrease in total revenues was primarily attributable to continued declines in same unit revenues and a decrease in promotional and specialty retail sales.

     Direct revenues decreased 19.3% from $118 million for second quarter 1997 to $95.2 million for second quarter 1998. Same unit revenues decreased 17% from second quarter 1997 to second quarter 1998 (same unit revenues exclude promotional and specialty retail sales). The decline in same unit revenues was primarily due to (i) declines in customer traffic attributable principally to increased competition in the theme-dining sector, (ii) lower average spends in the restaurants due to reduced liquor sales, and (iii) lower retail average spends due to product promotions, the absence of a Spring product introduction as part of the Company's inventory reduction initiatives and the inclusion of secondary market units in the same store revenue base. Secondary market units typically generate lower merchandise mixes than those in major tourist markets and have generally experienced declines in merchandise revenues as more of their customer base is comprised of local residents. In the near term, the Company anticipates continued declines in same unit revenues as a result of decreased customer traffic, and the inclusion of additional secondary market units in the comparable store base. The decline in revenues was partially offset by the opening of 13 Company-owned units subsequent to June 29, 1997, including the two units opened at the end of second quarter 1998. As a percentage of direct revenues, merchandise sales decreased from 37.7% for second quarter 1997 to 30.5% for second quarter 1998. The decline in merchandise sales is primarily attributable to the absence of significant promotional and specialty retail sales in the second quarter of 1998, with the balance of the decline due to the Company's continued expansion into secondary markets and the expansion of the Official All Star Cafe concept, which has a lower merchandise sales mix than Planet Hollywood units.

     Franchise fees were $2.0 million for second quarter 1997 compared to $3.0 million for second quarter 1998. The Company recognized revenue for two franchise units in second quarter 1998 compared to one franchise unit in second quarter 1997. In second quarter 1998, the Company entered into joint venture franchise agreements with a stockholder/franchisee whereby the Company sold 50% interests in three franchised units realizing gains of $3.8 million. Royalties and other revenues also increased due to additional franchised units and other licensing agreements entered into by the Company.

     COSTS AND EXPENSES. Food and beverage costs increased from 22.3% of food and beverage revenues in second quarter 1997 to 23.4% in second quarter 1998. This increase was mainly a result of a decline in higher margin liquor sales as a percentage of total sales and a decline in vendor rebates from second quarter 1997. Merchandise costs decreased from 34.8% of merchandise revenues in second quarter 1997 to 33.9% in second quarter 1998 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 44.1% of direct revenues in second quarter 1997 to 60.9% in second quarter 1998 principally due to relatively fixed unit operating costs in relation to lower sales volumes and increased labor and public relations costs associated with the Company's current initiatives. These initiatives include increased celebrity appearances at the units, sponsorship of major events in cities with restaurants and improvement of service in order to enhance the overall guest experience.

     General and administrative expenses increased from $6.4 million in second quarter 1997 to $9.9 million in second quarter 1998, due primarily to the expansion of the Company's corporate infrastructure to support unit growth and joint venture initiatives and increased public relations expenditures associated with the Company's continued efforts to promote brand awareness, enhance the guest experience and increase celebrity involvement. As a percent of total revenues, general and administrative expenses increased from 5.2% in second quarter 1997 to 9.4% in second quarter 1998.

     INTEREST EXPENSE. Interest expense for second quarter 1998 increased to $6.9 million as a result of the Company's $250.0 million debt offering in March 1998.

     INTEREST INCOME. Interest income increased from $0.6 million in second quarter 1997 to $1.3 million in second quarter 1998. The increase was due to the investment of funds received from the Company's debt offering in March 1998.

     EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES. Equity in income of unconsolidated affiliates decreased from $2.4 million in second quarter 1997 to $0.1 million in second quarter 1998. The decline was the result of the absence of franchise sales by Planet Hollywood (Asia) Pte. Ltd. ("PH Asia"), an entity which is 50% owned by the Company, in second quarter 1998 and a decrease in revenue for PH Asia due to downturns in tourism and the related economic uncertainties throughout Asia.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $9.8 million or 37.5% of pretax income in second quarter 1997. In second quarter 1998, the Company recorded an income tax benefit of ($0.8 million) or 37.5% of pretax losses.

     TWENTY-SIX WEEKS ENDED JUNE 28, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1997

     REVENUES. Total revenues decreased to $201.6 million for the twenty-six weeks ended June 28, 1998 from $223.5 million for the twenty-six weeks ended June 29, 1997, a decrease of $21.9 million or 9.7%. The decrease in total revenues was principally attributable to continued declines in same unit revenues and a decrease in promotional and specialty retail sales.

     Direct revenues decreased 14.5% from $216.6 million for the twenty-six weeks ended June 29, 1997 to $185.1 million for the twenty-six weeks ended June 28, 1998. Same unit revenues decreased 16% for the twenty-six weeks ended June 29, 1997 as compared to the twenty-six weeks ended June 28, 1998 (same unit revenues exclude promotional and specialty retail sales). The decline in same unit revenues was primarily due to (i) declines in customer traffic attributable principally to increased competition in the theme-dining sector, (ii) lower average spends in the restaurants due to reduced liquor sales, and (iii) lower retail average spends due to product promotions, the absence of a Spring product introduction as part of the Company's inventory reduction initiatives and the inclusion of secondary market units in the same store revenue base. Secondary market units typically generate lower merchandise mixes than those in major tourist markets and have generally experienced declines in merchandise revenues as more of their customer base is comprised of local residents. In the near term, the Company anticipates continued declines in same unit revenues as a result of decreased customer traffic, and the inclusion of additional secondary market units in the comparable store base. The decline in revenues was partially offset by the opening of 13 Company-owned units subsequent to June 29, 1997, including the two units opened at the end of second quarter 1998. As a percentage of direct revenues, merchandise sales decreased from 37.6% for the twenty-six weeks ended June 29, 1997 to 30.5% for the twenty-six weeks ended June 28, 1998 due to the decline of significant promotional and specialty retail sales in second quarter 1998, with the balance of the decline due to the Company's expansion into secondary markets and the expansion of the Official All Star Cafe concept which has a lower merchandise sales mix than Planet Hollywood units.

     Franchise fees were $3.5 million for the twenty-six weeks ended June 29, 1997 compared to $8.0 million for the twenty-six weeks ended June 28, 1998. The Company recognized revenue for seven franchise units for the twenty-six weeks ended June 28, 1998 compared to two franchise units for the twenty-six weeks ended June 29, 1997. In second quarter 1998, the Company also entered into joint venture franchise agreements with a stockholder/franchisee whereby the Company sold 50% interests in three franchised units realizing gains of $3.8 million. Royalty and other revenues also increased due to additional franchised units and licensing agreements entered into by the Company.

     COSTS AND EXPENSES. Food and beverage costs increased from 22.5% of food and beverage revenues for the twenty-six weeks ended June 29, 1997 to 22.8% for the twenty-six weeks ended June 28, 1998. Merchandise costs increased from 34.6% of merchandise revenues for the twenty-six weeks ended June 29, 1997 to 34.7% for the twenty-six weeks ended June 28, 1998. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 45.7% of direct revenues for the twenty-six weeks ended June 29, 1997 to 60.8% for the twenty-six weeks ended June 28, 1998 primarily due to relatively fixed unit operating costs in relation to lower sales volumes and increased labor and public relations costs associated with the Company's current initiatives. These initiatives include increased celebrity appearances at the units, sponsorship of major events in cities with restaurants and improvement of service in order to enhance the overall guest experience.

     General and administrative expenses increased from $12.7 million for the twenty-six weeks ended June 29, 1997 to $18.3 million for the twenty-six weeks ended June 28, 1998, due primarily to the expansion of the Corporate infrastructure to support unit growth and joint venture initiatives and increased public relations expenditures associated with the Company's continued efforts to promote brand awareness and enhance the guest experience and increase celebrity involvement. As a percent of total revenues, general and administrative expenses increased from 5.7% in 1997 to 9.1% in 1998.

     INTEREST EXPENSE. Interest expense for the twenty-six weeks ended June 28, 1998 increased to $7.3 million as a result of the Company's $250.0 million debt offering in March 1998.

     INTEREST INCOME. Interest income increased from $1.0 million for the twenty-six weeks ended June 29, 1997 to $1.6 million for the twenty-six weeks ended June 28, 1998. The increase was attributable to the investment of funds received from the Company's debt offering in March 1998.

     EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES. Equity in income of unconsolidated affiliates decreased from $5.5 million for the twenty-six weeks ended June 29, 1997 to $0.5 million for the twenty-six weeks ended June 28, 1998. The decline was principally caused by the sale of a franchise by PH Asia through the second quarter 1997 and the absence of any such sales through the second quarter 1998 and a decrease in revenue for PH Asia resulting from downturns in tourism and the related economic uncertainties throughout Asia.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $16.1 million or 37.5% of pretax income for the twenty-six weeks ended June 29, 1997. For the twenty-six weeks ended June 28, 1998, the Company recorded an income tax benefit of ($0.3 million) or 37.5% of pretax losses.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by (used in) operating activities for the twenty-six weeks ended June 29, 1997 and June 28, 1998 was $24.4 million and ($20.9 million), respectively. This decrease was primarily due to a decline in net income and a reduction of trade payables.

     Net cash used in investing activities for the twenty-six weeks ended June 29, 1997 and June 28, 1998 was $71.9 million and $41.0 million, respectively. The decrease was primarily the result of fewer unit openings in 1998. Capital expenditures for the twenty-six weeks ended June 29, 1997 and June 28, 1998 were $57.2 million and $39.4 million, respectively.

     Net cash provided from financing activities for the twenty-six weeks ended June 29, 1997 and June 28, 1998 was $39.1 million and $176.5 million, respectively. The increase was due to the Company's issuance of $250.0 million of Senior Subordinated Notes in March 1998 (the "Notes"). A portion of the net proceeds from the Notes was used to repay borrowings under the Company's credit facility with the remainder expected to be used for capital expenditures associated with the construction of Company-owned restaurants and the Company's required capital contributions to its joint venture projects.

     Concurrent with the Notes offering, the Company replaced its existing $155.0 million revolving credit facility with a $100.0 million multi-currency long-term credit facility. The Company expects cash on hand, cash generated from operations and funds available under the new credit facility to be sufficient to meet its anticipated capital requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 22, 1998, in New York, New York. At this meeting, Michael Montague was elected as a director and Claudio Gonzalez and Ong Beng Seng were re-elected as directors of the Company to serve three-year terms or until their successors are duly elected and qualified. The voting was as follows:

          Election of directors:                                    AGAINST OR
                                                                     WITHHOLD
                                                        FOR          AUTHORITY

Claudio Gonzalez..............................      76,989,222        193,179
Ong Beng Seng.................................      76,991,853        190,548
Michael Montague..............................      76,989,541        192,860

ITEM 5. OTHER INFORMATION

     The Securities and Exchange Commission recently amended its stockholder proposal rules. Accordingly, the deadline for stockholder proposals, which are submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be March 23, 1999, pursuant to Rule 14a-4 of the Exchange Act and the Company's By-Laws.

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

                                       PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE: August 11, 1998                  By: /s/ ROBERT EARL
                                           -------------------------
                                       Name: Robert Earl
                                       Its:  Chief Executive Officer

DATE: August 11, 1998                  By: /s/ THOMAS AVALLONE
                                           -------------------------
                                       Name: Thomas Avallone
                                       Its:  Chief Financial Officer