Form 10-Q
period 1998-09-27
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1998-11-12
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________


                         Commission File Number 00028230


                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                             59-3283783
         ------------------------------            ----------------------
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

                                 Yes [X]   No [ ]

         As of November 9, 1998, there were approximately 97,221,632 shares of the registrant's Class A voting Common Stock outstanding and approximately 11,764,144 shares of the registrant's Class B non-voting Common Stock outstanding.


                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                      INDEX


Part I   FINANCIAL INFORMATION
         Item 1.  Financial Statements..................................................1

                  Condensed Consolidated Balance Sheets - September 27, 1998 and
                  December 28, 1997.....................................................1

                  Condensed Consolidated Statements of Operations -
                  Thirteen Weeks and Thirty-nine Weeks ended September 27, 1998 and September 28, 1997................................................2

                  Condensed Consolidated Statements of Cash Flows  - Thirty-nine
                  Weeks ended September 27, 1998 and September 28, 1997.................3

                  Consolidated Statements of Changes in Stockholders' Equity -
                  Thirty-nine Weeks ended September 28, 1998 and December 28, 1997......4

                  Notes to Condensed Consolidated Financial Statements..................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................7


Part II  OTHER INFORMATION

         Item 5.  Other Information....................................................14

         Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES.............................................................................15



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
   STATED IN THOUSANDS OF U.S. DOLLARS

                                               (UNAUDITED)
                                                SEPT. 27,     DECEMBER 28,
                                                   1998           1997
                                                ---------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                    $ 119,643      $   9,089
   Accounts receivable, net                        22,054         25,084
   Inventories                                     28,426         42,612
   Prepaid expenses                                 7,683          7,082
   Other current assets                            13,822         17,143
                                                ---------      ---------

          Total current assets                    191,628        101,010

Property and equipment, net                       362,832        322,949
Goodwill, net                                      28,552         29,922
Investment in affiliated entities                  42,544         40,404
Other assets, net                                  28,865         11,274
                                                ---------      ---------

                                                $ 654,421      $ 505,559
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities     $  51,861      $  69,315
   Notes payable - current                            564          1,264
                                                ---------      ---------

          Total current liabilities                52,425         70,579

Deferred rentals                                   11,497         10,798
Notes payable and other                           258,333         70,491
Deferred credits                                    4,636         15,150
                                                ---------      ---------

          Total liabilities                       326,892        167,018

Stockholders' equity:
   Common stock - Class A                             974            972
   Common stock - Class B                             118            118
   Capital in excess of par value                 282,508        279,372
   Deferred compensation                           (3,875)        (4,125)
   Retained earnings                               50,958         66,644
   Accumulated other comprehensive income          (3,153)        (4,440)
                                                ---------      ---------

      Total stockholders' equity                  327,530        338,541
                                                ---------      ---------

                                                $ 654,421      $ 505,559
                                                =========      =========


The accompanying notes are an integral part of these condensed financial statements.

PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                                 THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED

                                                                 SEPT. 27,    SEPT. 28,       SEPT. 27,    SEPT. 28,
                                                                    1998         1997            1998         1997
                                                                 ---------    ---------       ---------    ---------
Revenues                                                         $ 110,261    $ 149,598       $ 311,905    $ 373,137

Costs and expenses:
     Cost of sales                                                  29,284       38,978          78,241       97,556
     Operating expenses                                             62,123       55,254         174,769      154,287
     General and adminstrative expenses                             17,181        6,786          35,481       19,447
     Preopening costs                                                5,879        4,583          10,554       12,551
     Depreciation and amortization                                   6,216        4,886          17,413       13,740
                                                                 ---------    ---------       ---------    ---------
                                                                   120,683      110,487         316,458      297,581

Income (loss) from operations                                      (10,422)      39,111          (4,553)      75,556

Non-operating expense (income):
     Interest expense                                                7,157         --            14,461         --
     Interest income                                                (2,008)        (206)         (3,569)      (1,227)
     Equity in (income) loss of unconsolidated affiliates              581         (850)             76       (6,300)
                                                                 ---------    ---------       ---------    ---------

Income (loss)  before income taxes and cumulative effect of
  accounting principle                                             (16,152)      40,167         (15,521)      83,083

Provision for income taxes                                          (6,057)      14,922          (5,819)      31,016
                                                                 ---------    ---------       ---------    ---------

Income (loss) before cumulative effect of change in accounting     (10,095)      25,245          (9,702)      52,067

Cumulative effect of change in accounting principle                   --           --             5,984         --
                                                                 ---------    ---------       ---------    ---------

Net income (loss)                                                 ($10,095)   $  25,245        ($15,686)   $  52,067
                                                                 =========    =========       =========    =========
Earnings per share:
BASIC
Income (loss) before cumulative effect of change in
  accounting principle                                           ($   0.09)   $    0.23       ($   0.09)   $    0.48

Cumulative effect of change in accounting principle                   --           --         (    0.05)        --
                                                                 ---------    ---------       ---------    ---------

Net income (loss)                                                ($   0.09)   $    0.23       ($   0.14)   $    0.48
                                                                 =========    =========       =========    =========

DILUTED
Income (loss) before cumulative effect of change in
  accounting principle                                           ($   0.09)   $    0.23       ($   0.09)   $    0.47

Cumulative effect of change in accounting principle                   --           --         ($   0.05)        --
                                                                 ---------    ---------       ---------    ---------

Net income (loss)                                                ($   0.09)   $    0.23       ($   0.14)   $    0.47
                                                                 =========    =========       =========    =========

BASIC Weighted Average Shares                                      109,090      108,784         109,067      108,325
                                                                 =========    =========       =========    =========

DILUTED Weighted Average Shares                                    109,113      110,510         109,562      109,776
                                                                 =========    =========       =========    =========


The accompanying notes are an integral part of these condensed financial statements.


PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           STATED IN THOUSANDS OF U.S. DOLLARS

                                                         THIRTY-NINE WEEKS ENDED

                                                       SEPTEMBER 27,   SEPTEMBER 28,
                                                            1998           1997
                                                       ------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      ($  3,550)     $  32,149

      Cash flows from investing activities:
          Additions to property and equipment              (58,723)       (91,121)
          Purchase of restaurant from franchisee            (2,635)        (8,025)
          Investment in affiliate                           (2,487)       (15,440)
          Other                                              1,286         (1,361)
                                                         ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                      (62,559)      (115,947)
                                                         ---------      ---------
      Cash flows from financing activities:
          Proceeds from issuance of common stock              --           19,566
          Proceeds from issuance of notes payable          250,000         35,000
          Exercise of stock options                             61           --
          Deferred financing costs                         (10,751)          (481)
          Repayment of notes payable                       (62,858)          (431)
                                                         ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  176,452         53,654
                                                         ---------      ---------

EFFECT OF EXCHANGE RATES ON CASH                               211         (1,130)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       110,554        (31,274)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9,089         49,831
                                                         ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 119,643      $  18,557
                                                         =========      =========


The accompanying notes are an integral part of these condensed financial statements.


PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (UNAUDITED)
         STATED IN THOUSANDS OF U.S. DOLLARS

                                                     COMMON STOCK                COMMON STOCK
                                                ----------------------      -----------------------    CAPITAL IN
                                                        CLASS A                     CLASS B             EXCESS OF   COMPREHENSIVE
                                                  SHARES       AMOUNT         SHARES       AMOUNT       PAR VALUE       INCOME
                                                ---------     ---------     ---------     ---------    ----------    ------------
Balance at December 29, 1996                       95,973     $     960        11,547     $     115     $ 252,695

Net income                                                                                                            $  52,067
Other comprehensive income:
     Currency translation adjustment                                                                                       (172)
                                                                                                                      ---------
 Comprehensive income                                                                                                 $  51,895
                                                                                                                      =========
Celebrity restricted stock options and awards                                                               1,547

Stock issuance                                      1,087            11                                    19,555

Employee restricted stock awards
                                                ---------     ---------     ---------     ---------     ---------

Balance at September 28, 1997                      97,060     $     971        11,547     $     115     $ 273,797
                                                =========     =========     =========     =========     =========

Balance at December 28, 1997                       97,128     $     972        11,765     $     118     $ 279,372

Net loss                                                                                                              ($ 15,686)
Other comprehensive income:
     Currency translation adjustment                                                                                      1,287
                                                                                                                      ---------
Comprehensive income                                                                                                  ($ 14,399)
                                                                                                                      =========
Stock issuance                                        190             2                                     1,198

Celebrity restricted stock options and awards                                                               1,877

Exercise of stock options                               8                                                      61

Employee restricted stock awards
                                                ---------     ---------     ---------     ---------     ---------

Balance at September 27, 1998                      97,326     $     974        11,765     $     118     $ 282,508
                                                =========     =========     =========     =========     =========


                                                                               ACCUMULATED
                                                                                 OTHER           TOTAL
                                                   RETAINED       DEFERRED    COMPREHENSIVE   STOCKHOLDERS'
                                                   EARNINGS     COMPENSATION     INCOME          EQUITY
                                                  ---------     ------------- -------------   ------------
Balance at December 29, 1996                      $  58,386      ($    525)     $     500      $ 312,131

Net income                                           52,067                                       52,067
Other comprehensive income:
     Currency translation adjustment                                                 (172)          (172)

Comprehensive income

Celebrity restricted stock options and awards                                                      1,547

Stock issuance                                                                                    19,566

Employee restricted stock awards                                       150                           150
                                                  ---------      ---------      ---------      ---------

Balance at September 28, 1997                     $ 110,453      ($    375)     $     328      $ 385,289
                                                  =========      =========      =========      =========

Balance at December 28, 1997                      $  66,644      ($  4,125)     ($  4,440)     $ 338,541

Net loss                                            (15,686)                                     (15,686)
Other comprehensive income:
     Currency translation adjustment                                                1,287          1,287

Comprehensive income

Stock issuance                                                                                     1,200

Celebrity restricted stock options and awards                          100                         1,977

Exercise of stock options                                                                             61

Employee restricted stock awards                                       150                           150
                                                  ---------      ---------      ---------      ---------

Balance at September 27, 1998                     $  50,958      ($  3,875)     ($  3,153)     $ 327,530
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

         The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 28, 1997.

         The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with current year presentation.

2.       LONG TERM DEBT

         On March 25, 1998, the Company issued $250.0 million of 12% Senior Subordinated Notes (the "Notes") due in 2005. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 1998. The documents governing the Notes contain certain covenants which, among other things, limit (i) the issuance of additional debt and stock by the Company, (ii) the payment of dividends, and (iii) the sales of assets.

         Concurrent with the Notes offering, the Company replaced its existing $155.0 million revolving credit facility with a $65.0 million multi-currency revolving credit facility and a $35.0 million LIBOR-based leveraged lease facility (the "Credit Facility"). As a result of operating losses experienced in the third quarter of fiscal 1998, the Company was not in compliance with certain financial covenants of the Credit Facility (specifically, EBITDA and Fixed Charge Ratios, as such terms are defined in the Credit Facility documents). While the Company does not owe any amounts under the revolving credit portion of the Credit Facility, approximately $35 million is outstanding under the leveraged lease portion of the Credit Facility. The Company is currently in negotiations regarding the amendment and/or waiver of certain terms of the Credit Facility, which, if successful, will cure the noncompliance. The Company expects to conclude such negotiations by the end of November 1998. If the Company is unable to effectuate such amendments and/or waivers, the Company will repay all amounts outstanding under the Credit Facility and/or arrange alternative financing with another lender. The Company is currently in full compliance with the financial covenants of the Notes.

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

         In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company previously capitalized unit preopening expenses and amortized such amounts over the unit's first year of operation. The Company elected to implement SOP 98-5 during the third quarter of fiscal 1998, effective as of the beginning of fiscal 1998. The cumulative effect of this accounting change was a charge to operations of $6.0 million, net of $3.6 million of related tax benefit, for the unamortized balance of preopening costs as of December 28, 1997. The effect of the change in accounting for the thirteen weeks ended September 27, 1998 and the thirty-nine weeks ended September 27, 1998, excluding the cumulative effect of the accounting change, was to increase the net loss by $2.0 million and $1.1 million, respectively.

         The Company has restated its earnings for the first and second quarters of fiscal 1998 as follows (in thousands of U.S. dollars, except per share amounts):

                                        THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                            MARCH 29, 1998          JUNE 28, 1998
                                        --------------------   --------------------

Income (loss) before cumulative effect
   of change in accounting principle:
      As previously reported                 $     894               $   (1,404)
                                             =========               ==========
      As restated                            $   1,630               $   (1,236)
                                             =========               ==========

Basic and diluted earnings per share:
      As previously reported                 $    0.01               $    (0.01)
                                             =========               ==========
      As restated                            $    0.02               $    (0.01)
                                             =========               ==========
Net income (loss):
      As previously reported                 $     894               $   (1,404)
                                             =========               ==========
      As restated                            $  (4,354)              $   (1,236)
                                             =========               ==========

Basic and diluted earnings per share:
      As previously reported                 $    0.01               $    (0.01)
                                             =========               ==========
      As restated                            $   (0.04)              $    (0.01)
                                             =========               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward- looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance by new guests of the Company's brands and concepts as the Company continues to expand into new brands and/or regions; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 1997

REVENUES. Total revenues decreased to $110.3 million for the thirteen weeks ended September 27, 1998 ("third quarter 1998") from $149.6 million for the thirteen weeks ended September 28, 1997 ("third quarter 1997"), a decrease of $39.3 million or 26%. The decrease in total revenues was primarily attributable to continued declines in same unit revenues and a decrease in promotional and specialty retail sales.

         Direct revenues decreased 25% from $140.4 million for third quarter 1997 to $105.4 million for third quarter 1998. Total same unit revenues decreased 20% from third quarter 1997 to third quarter 1998 (same unit revenues exclude promotional and specialty retail sales). Restaurant same unit revenues decreased 13%, while merchandise same unit revenues declined 31%. The decline in same unit revenues was primarily due to declines in customer traffic resulting from increased competition in the theme-dining industry and declines in tourism in several of the Company's major markets. Restaurant average spends were relatively consistent with third quarter 1997; however, same unit merchandise revenues were impacted by a decline in retail average spends. Retail average spends declined primarily due to the absence of new merchandise introductions as part of the Company's inventory reduction initiatives. In the near term, the Company anticipates continued declines in same unit revenues as a result of decreased customer traffic, continued declines in retail revenues, and the inclusion of additional secondary market units in the comparable store base. The decline in revenues was partially offset by the opening of nine Company-owned units subsequent to September 28, 1997. As a percentage of direct revenues, merchandise sales decreased from 46% for third quarter 1997 to 31% for third quarter 1998. The decline in merchandise sales is primarily attributable to the absence of significant promotional and specialty retail sales in the third quarter of 1998, with the balance of the decline due to the Company's expansion into secondary markets and the expansion of the Official All Star Cafe concept, which has a lower merchandise sales mix than Planet Hollywood units.

         Franchise fees were $3.6 million for third quarter 1998 compared to $4.8 million in third quarter 1997. The Company recognized revenue for four and three franchise units, respectively in third quarter 1998 and third quarter 1997. As the Company's and franchisees' expansion continues primarily in secondary markets, the Company expects to receive lower franchise fees per unit opening. Franchise royalty revenues decreased from $1.3 million in third quarter 1997 to $1.0 million in third quarter 1998. The decrease was primarily due to same unit revenue declines among franchised units. Non-franchise royalties and other revenues decreased from $3.2 million in third quarter 1997 to $0.2 million in third quarter 1998. The decrease was due to a decline in licensing activities in third quarter 1998.

COSTS AND EXPENSES. Food and beverage costs increased from 23.3% of food and beverage revenues in third quarter 1997 to 24.3% in third quarter 1998. This increase was mainly a result of a decline in higher margin liquor sales as a percentage of total sales, increases in commodity prices and menu specification changes. Merchandise costs increased from 32.9% of merchandise revenues in third quarter 1997 to 35.7% in third quarter 1998, primarily as a result of shifts in sales composition due to the absence of promotional and specialty retail sales in third quarter 1998. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 39.4% of direct revenues in third quarter 1997 to 58.9% in third quarter 1998 principally due to relatively fixed unit operating costs in relation to lower sales volumes and increased labor and public relations costs associated with the Company's current promotional and service initiatives. These initiatives include increased celebrity appearances at the units, sponsorship of major events in cities with restaurants and improvement of service in order to enhance the overall guest experience.

         General and administrative expenses increased from $6.8 million in third quarter 1997 to $17.2 million in third quarter 1998, due primarily to the expansion of the Company's corporate infrastructure, primarily labor and labor related costs, increased public relations and marketing expenditures associated with the Company's continued efforts to promote brand awareness, enhance the guest experience and increase celebrity involvement. As a percent of total revenues, general and administrative expenses increased from 4.5% in third quarter 1997 to 15.6% in third quarter 1998.

PREOPENING COSTS. With the adoption of SOP 98-5 in fiscal 1998, the Company now expenses preopening costs as they are incurred. This change resulted in the Company recording $5.9 million in preopening costs in third quarter 1998, primarily for its London Sound Republic unit and the Baltimore and Montreal Planet Hollywood units. In third quarter 1997, preopening costs were

$4.6 million and reflected the amortization of preopening costs during a unit's first year of operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $4.9 million in third quarter 1997 to $6.2 million in third quarter 1998. The increase of $1.3 million was primarily due to the Company's continued expansion of restaurant units, sixteen units were added during fiscal 1997 and seven units year to date in fiscal 1998, and the construction of the Company's corporate office, which was completed in fiscal 1998.

INTEREST EXPENSE. Interest expense for third quarter 1998 increased to $7.2 million as a result of the Company's $250.0 million debt offering in March 1998.

INTEREST INCOME. Interest income increased from $0.2 million in third quarter 1997 to $2.0 million in third quarter 1998. The increase was due to the investment of funds received from the Company's debt offering in March 1998.

EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income (losses) of unconsolidated affiliates decreased from $0.9 million in income for third quarter 1997 to ($0.6) million in losses for third quarter 1998. The decline was primarily the result of losses incurred by Planet Hollywood (Asia) Pte, Ltd. ("PH Asia"), an entity which is owned 50% by the Company, in third quarter 1998. These losses were due to downturns in tourism throughout Asia, which resulted in significant declines in revenue for the units owned and operated by PH Asia.

PROVISION FOR INCOME TAXES. The provision for income taxes was $14.9 million or 37.1% of pretax income in third quarter 1997. In third quarter 1998, the Company recorded an income tax benefit of $6.1 million or 37.5% of pretax losses.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998, COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997

REVENUES. Total revenues decreased to $311.9 million for the thirty-nine weeks ended September 27, 1998 from $373.1 million for the thirty-nine weeks ended September 28, 1997, a decrease of $61.2 million or 16%. The decrease in total revenues was principally attributable to continued declines in same unit revenues and a decrease in promotional and specialty retail sales.

         Direct revenues decreased 19% from $357.0 million for the thirty-nine weeks ended September 28, 1997 to $290.5 million for the thirty-nine weeks ended September 27, 1998. Total same unit revenues decreased 17% for the thirty-nine weeks ended September 28, 1997 as compared to the thirty-nine weeks ended September 27, 1998 (same unit revenues exclude promotional and specialty retail sales). Restaurant same unit revenues decreased 15%, while merchandise same unit revenues declined 22%. The decline in same unit revenues was primarily due to declines in customer traffic resulting from increased competition in the theme dining industry and declines in tourism in several of the Company's major markets. Restaurant average spends were consistent with the first thirty-nine weeks of 1997; however, retail average spends decreased. The decline in retail average spends was due to the absence of new merchandise introductions as part of the Company's inventory reduction initiatives. In the near term, the Company anticipates continued declines in same unit revenues as a result of decreased customer traffic, and the inclusion of additional secondary market units in the comparable store base. The decline in revenues was partially offset by the opening of nine Company-owned units subsequent to September 28, 1997. As a percentage of direct revenues, merchandise sales decreased from 41% for the thirty-nine weeks ended September 28, 1997 to 31% for the thirty-nine weeks ended September 27, 1998, due to the decline of promotional and specialty retail sales; with the balance of the decline due to the Company's expansion into secondary markets and the expansion of the Official All Star Cafe concept which has a lower merchandise sales mix than Planet Hollywood units.

         Franchise fees were $8.3 million for the thirty-nine weeks ended September 28, 1997 compared to $11.6 million for the thirty-nine weeks ended September 27, 1998. The Company recognized revenue for five franchise units for the thirty-nine weeks ended September 28, 1997 compared to eleven franchise units for the thirty-nine weeks ended September 27, 1998. As the Company's and franchisees' expansion continues primarily in secondary markets, the Company expects to receive lower franchise fees per unit opening. Franchise royalty revenues decreased from $3.5 million for the thirty-nine weeks ended September 28, 1997 to $3.1 million for the thirty-nine weeks ended September 27, 1998. The decrease was primarily due to same unit revenue declines among franchised units. Non-franchise royalties and other revenues increased from $7.9 million for the thirty-nine weeks ended September 28, 1997 to $9.8 million for the thirty-nine weeks ended September 27, 1998. The increase was due to $3.8 million of gains being realized in second quarter 1998 from the sale of 50% of the Company's interest in three franchised units to a stockholder/franchisee. These gains were partially offset by current year declines in licensing activities.

COSTS AND EXPENSES. Food and beverage costs increased from 22.8% of food and beverage revenues for the thirty-nine weeks ended September 28, 1997 to 23.3% for the thirty-nine weeks ended September 27, 1998. This increase was mainly due to a decline in higher margin liquor sales as a percentage of total sales, increases in commodity prices and menu specification changes. Merchandise costs increased from 33.9% of merchandise revenues for the thirty-nine weeks ended September 28, 1997 to 35.1% for the thirty-nine weeks ended September 27, 1998. The increase in merchandise costs was due to shifts in sales composition resulting from the decline in specialty and promotional sales. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 43.2% of direct revenues for the thirty-nine weeks ended September 28, 1997 to 60.2% for the thirty-nine weeks ended September 27, 1998, primarily due to relatively fixed unit operating costs in relation to lower sales volumes and increased labor and public relations costs associated with the Company's current promotional and service initiatives. These initiatives include increased celebrity appearances at the units, sponsorship of major events in cities with restaurants and improvement of service in order to enhance the overall guest experience.

         General and administrative expenses increased from $19.5 million for the thirty-nine weeks ended September 28, 1997 to $35.5 million for the thirty-nine weeks ended September 27, 1998, due primarily to the expansion of the Corporate infrastructure, primarily labor and labor related costs, increased public relations expenditures associated with the Company's continued efforts to promote brand awareness and enhance the guest experience and increase celebrity involvement. As a percent of total revenues, general and administrative expenses increased from 5.2% for the thirty-nine weeks ended September 28, 1997 to 11.4% for the thirty-nine weeks ended September 27, 1998.

PREOPENING COSTS. With the adoption of SOP 98-5 in fiscal 1998, the Company now expenses preopening costs as they are incurred. This change resulted in the Company recording $10.6 million in pre-opening costs for the thirty-nine weeks ended September 27, 1998, primarily for the seven units opened in fiscal 1998. For the thirty-nine weeks ended September 27, 1997, preopening costs were $12.6 million and reflected the amortization of preopening costs during a unit's first year of operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the thirty-nine weeks ended September 28, 1997 was $13.7 million, compared to $17.4 million for the thirty-nine weeks ended September 27, 1998. The increase of $3.7 million was primarily due to the Company's continued expansion of restaurant units, sixteen units were added during fiscal 1997 and seven units year to date in fiscal 1998, and the construction of the Company's corporate office, which was completed in fiscal 1998.

INTEREST EXPENSE. Interest expense for the thirty-nine weeks ended September 27, 1998 increased to $14.5 million as a result of the Company's $250.0 million debt offering in March 1998.

INTEREST INCOME. Interest income increased from $1.2 million for the thirty-nine weeks ended September 28, 1997 to $3.6 million for the thirty-nine weeks ended September 27, 1998. The increase was attributable to the investment of funds received from the Company's debt offering in March 1998.

EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income (losses) of unconsolidated affiliates decreased from $6.3 million in income for the thirty-nine weeks ended September 28, 1997 to $(0.1) million in losses for the thirty-nine weeks ended September 27, 1998. The decline was principally caused by the sale of a franchise by PH Asia in 1997 and the absence of any such sales through the third quarter 1998 and a decrease in revenue for PH Asia resulting from downturns in tourism and the related economic uncertainties throughout Asia.

PROVISION FOR INCOME TAXES. The provision for income taxes was $31.0 million or 37.3% of pretax income for the thirty-nine weeks ended September 28, 1997. For the thirty- nine weeks ended September 27, 1998, the Company recorded an income tax benefit of $5.8 million or 37.5% of pretax losses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities for the thirty-nine weeks ended September 28, 1997 and September 27, 1998 was $32.2 million and ($3.6) million, respectively.

This decrease was primarily due to the decline in net income and reduction of accounts payable, and was partially offset by a reduction of receivable and inventory balances for the thirty-nine weeks ended September 27, 1998.

         Net cash used in investing activities for the thirty-nine weeks ended September 28, 1997 and September 27, 1998 was $116.0 million and $62.6 million, respectively. The decrease was primarily the result of fewer unit openings in fiscal 1998. Capital expenditures, consisting primarily of new restaurant construction and replacement restaurant furniture and equipment for the thirty-nine weeks ended September 28, 1997 and September 27, 1998 were $91.1 million and $57.6 million, respectively.

         Net cash provided from financing activities for the thirty-nine weeks ended September 28, 1997 and September 27, 1998 was $53.7 million and $176.5 million, respectively. The increase was due to the Company's issuance of $250.0 million of Senior Subordinated Notes in March 1998 (the "Notes"). A portion of the net proceeds from the Notes was used to repay borrowings under the Company's credit facility with the remainder expected to be used for capital expenditures associated with the construction and development of Company-owned restaurants and joint venture projects.

         Concurrent with the Notes offering, the Company replaced its existing $155.0 million revolving credit facility with a $65.0 million multi-currency revolving credit facility and a $35.0 million LIBOR-based leveraged lease facility (the "Credit Facility"). As a result of operating losses experienced in the third quarter of fiscal 1998, the Company was not in compliance with certain financial covenants of the Credit Facility (specifically, EBITDA and Fixed Charge Ratios, as such terms are defined in the Credit Facility documents). While the Company does not owe any amounts under the revolving credit portion of the Credit Facility, approximately $35 million is outstanding under the leveraged lease portion of the Credit Facility. The Company is currently in negotiations regarding the amendment and/or waiver of certain terms of the Credit Facility, which, if successful, will cure the noncompliance. The Company expects to conclude such negotiations by the end of November 1998. There is no assurance that the Company will be able to effect such amendments and/or waivers to the Credit Facility on satisfactory terms, if at all. If the Company is unable to effectuate such amendments and/or waivers, the Company will repay all amounts outstanding under the Credit Facility and/or arrange alternative financing with another lender. The Notes and the Credit Facility contain a cross-acceleration provision. The Company is currently in full compliance with the terms of the documents governing the Notes. The Company expects cash on hand and cash generated from other financing alternatives to be sufficient to meet its anticipated capital requirements for the next twelve months.

YEAR 2000.

         The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the Company's systems for Year 2000 compliance. The Company anticipates that the majority of its domestic reprogramming will be completed by December 31, 1998, and testing efforts will be substantially concluded by March 31, 1999. Further validation through testing will be conducted throughout calendar year 1999. In addition to the reprogramming of existing applications, the Company is in the process of implementing a new enterprise information system and a new point of sale system. Both systems will be Year 2000 compliant, with testing and implementation of the enterprise information system expected to be completed by April 1999 domestically and September 1999 internationally. The testing and implementation of the new point of sale system is expected to be completed by July 1999 domestically and September 1999 internationally.

         The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by assessing the vendors supplying the Company's restaurants with food and related products and also assessing the Company's franchise and joint venture business partners to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them.

         Because third party failures could have a material impact on the Company's ability to conduct business, the Company will be sending questionnaires to substantially all of the Company's vendors and business partners to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires will be assessed by the Company, categorized based upon readiness for the Year 2000 issues, and prioritized in order of significance to the business of the Company. To the extent that vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed.

         The Company anticipates that it will have substantially completed an inventory of all information technology equipment by December 31, 1998, and will then address the Year 2000 readiness of such equipment. Non-information technology equipment will be inventoried by March 31, 1999 at which time the Company will address the Year 2000 readiness of such equipment.

         The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, is expected to cost approximately $1.0 million from inception in fiscal 1997 through completion in fiscal 1999. Of these costs, approximately $0.2 million was incurred through September 27, 1998. Approximately $0.1 million is expected to be incurred in the remainder of fiscal 1998, with the remaining $0.7 million to be incurred in fiscal 1999. The Company's new enterprise information system is estimated to cost $5.0 million, of which $0.8 million has been incurred through September 27, 1998. Approximately $1.7 million is expected to be incurred in the remainder of fiscal 1998, with the remaining $2.5 million to be incurred in fiscal 1999. The Company's new point-of-sale system is estimated to cost $8.0 million, with approximately $1.0 million expected to be incurred in the remainder of fiscal 1998 and $7.0 million in fiscal 1999. All estimated costs have been budgeted and are expected to be funded by existing cash balances and cash flows from operations.

         The Company does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors and franchise partners, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. Furthermore, any such unforeseen occurrences, if combined with failures of other third parties or in the public infrastructure, could have a material adverse effect on the Company's results of operations, financial condition, and/or cash flows. Consequently, there can be no assurance that the forward-looking estimates contained herein will be achieved and the actual cost could differ materially from the projections contained herein.


                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         In July 1998, the Company announced that it had retained Goldman Sachs & Co. to join Bear Stearns & Co., Inc., who the Company had retained five months earlier, in connection with a review of its financial and strategic alternatives designed to maximize long-term stockholder value.

         On July 27, 1998, the Company announced the appointment of William H. Baumhauer to the position of President and Chief Operating Officer. Mr. Baumhauer is responsible for all Company-wide operations and oversees and manages the development of strategic joint ventures, extensions of the Company's brands and new business opportunities. Mr. Baumhauer also evaluates the Company's activities to identify opportunities for cost savings and increased operating efficiencies. Robert Earl continues as the Company's Chief Executive Officer and is able to devote greater attention to strategic activities and the creative and marketing aspects of the Company's business.

         On September 17, 1998, at a regular meeting of the Company's Board of Directors, the Board increased the number of directors on the Board from 9 to 10, and elected William Baumhauer to fill such vacancy. Mr. Baumhauer will serve as a Class I director and his term will expire in 2000. In addition, the Board expanded the Company's Audit Committee from 4 to 5 members, consisting of Claudio Gonzalez, Michael Montague (new member), Ong Beng Seng, Isadore Sharp and Michael Tarnopol. Finally, the Board elected Robert Earl, Michael Montague (new member) and Isadore Sharp to serve as members of the Company's Compensation Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

               Exhibit 27    Financial Data Schedule

         b.  Reports on Form 8-K

               On July 30, 1998, the Company filed a Current Report on Form 8-K (dated July 27, 1998) relating to the appointment of William H. Baumhauer to the position of President and Chief Operating Officer of the Company.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PLANET HOLLYWOOD INTERNATIONAL,
                                   INC.



DATE: November 12, 1998             By: /s/ WILLIAM H. BAUMHAUER
                                        --------------------------
                                    Name: William H. Baumhauer
                                    Its:  President and Chief Operating Officer



DATE: November 12, 1998             By: /s/ THOMAS AVALLONE
                                        ------------------------
                                    Name: Thomas Avallone
                                    Its:  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
-------                     -----------

  27                  Financial Data Schedule