Form 10-K405
period 1998-12-27
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1999-03-29
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended December 27, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to _________________

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

        Title of each class            Name of each exchange on which registered
Class A Common Stock, $0.01 par value           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of class)

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1999, there were approximately 97,221,632 shares of the registrant's Class A voting common stock and 11,764,144 shares of the registrant's Class B non-voting common stock outstanding.

The approximate aggregate market value of the registrant's Class A voting common stock held by non-affiliates of the registrant, as of the close of business on February 28, 1999, based on the closing price of $2.375 per share as reported on the New York Stock Exchange on Friday, February 26, 1999 was $79,848,004. The approximate aggregate market value of the registrant's non-voting common stock held by non-affiliates of the registrant, based on the assumption that such stock on a per share basis should be valued at 80% of the value per share of the registrant's voting common stock, as of the close of business on February 28, 1999 was $19,059,525. Such assumption is based in part on the convertibility restrictions imposed upon, and the lack of public trading in, the registrant's Class B non-voting common stock.

The Registrant's Definitive Proxy Statement to be filed in connection with the registrant's annual stockholders meeting to be held on May 27, 1999, is incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

        The statements that follow which express belief, anticipation or expectation, as well as other statements which are not historical fact, are forward looking statements. Consequently, actual results may vary materially from such beliefs, anticipations and expectations. Meaningful factors which could cause actual results to differ include, but are not limited to, uncertainty of future profitability, ability to service debt and obtain satisfactory financing, uncertainty of market acceptance, impact of competitive products, as well as other factors discussed in Item 7 of this Form 10-K -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

        Planet Hollywood International, Inc., a Delaware corporation (the "Company"), is a creator and worldwide developer of consumer brands that transcend international barriers and capitalize on the universal appeal of movies, sports and other entertainment-based themes. Since the Company commenced operations in October 1991, the PLANET HOLLYWOOD name and distinctive logo design have become among the most widely-recognized trademarks in the world. To date, the Company has promoted its brands primarily through the operation of theme restaurants, most notably PLANET HOLLYWOOD and the OFFICIAL ALL STAR CAFE, that provide a unique dining and entertainment experience in a high-energy environment and, through their integrated retail stores, offer a broad selection of merchandise displaying the Company's logos. The Company had revenues of approximately $387.0 million and a loss of approximately $243.9 million in fiscal 1998.

        In 1998, the Company experienced declines in same unit revenues and disappointing operating results at its restaurants. As a result, the Company re-evaluated its long term growth strategy. This re-evaluation led to the Company deciding to perform the following steps in order to refocus its resources on the PLANET HOLLYWOOD brand:

o    Cease the development of its SOUND REPUBLIC unit in New York City.
o Joint venture, franchise, sell or otherwise dispose of its SOUND REPUBLIC, OFFICIAL ALL STAR CAFE and COOL PLANET locations.
o Identify franchise opportunities for selected international Company-owned PLANET HOLLYWOOD locations.
o    Explore opportunities to raise capital through the sale of certain assets.
o Refocus on its core PLANET HOLLYWOOD operations by introducing a new menu, updating the look and appearance of the restaurants, launching a new merchandise strategy aimed at providing more fashion-oriented merchandise through the introduction of seasonal lines, and initiating a new marketing and public relations strategy aimed at delivering a fresh, exciting and consistent message to consumers.

        In conjunction with these changes and other initiatives, the Company recorded charges totaling $139.0 million relating to the impairment of long lived assets, restructuring and severance costs, and accelerated compensation costs. See Item 7 of this Form 10-K -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these charges.

       Historically, an important part of the Company's strategy has been to promote its brands through the active involvement of celebrities and celebrity stockholders. In addition, the Company's theme restaurants are characterized by distinctive design features and are generally located at high profile sites or in major tourist markets. Units generally range in size from approximately 12,000 to 36,000 square feet and in seating capacity from 230 to 600 persons, and offer high-quality, popular cuisine, attentive service and an atmosphere of excitement created by combining unique layouts and decor with custom-designed videos and audio soundtracks. Units prominently display celebrity memorabilia and offer merchandise. Sales of merchandise yield higher operating margins than do food and beverage sales and provide additional off-site promotion and retail distribution opportunities for the Company's brands.

        The Company has also embarked upon several strategic ventures in movie theaters, lodging, and consumer products. These ventures, which the Company is developing in association with other companies that are leaders in their respective industries, include the following:

        *PLANET MOVIES BY AMC. The Company has formed a 50/50 joint venture with AMC Entertainment, Inc., one of the nation's leading motion picture exhibitors, that will develop, own and operate a multi-screen, movie theater megaplex under the brand name PLANET MOVIES BY AMC. The first PLANET MOVIES BY AMC multi-screen megaplex, which the Company expects to open in the summer of 1999 near Columbus, Ohio, will occupy approximately 160,000 square feet with total seating capacity for approximately 6,000 persons, and will include an approximately 7,500 square foot PLANET HOLLYWOOD restaurant and a similar size OFFICIAL ALL STAR CAFE restaurant, each with its own merchandise store, and various refreshment kiosks. Currently, the joint venture has no definitive plans to expand this concept once the Columbus site is completed. The Company expects that the build-out of the Columbus site will be financed out of the $9.0 million capital contribution that each partner is required to make to the joint venture.

        *OFFICIAL ALL STAR HOTEL. In the fall of 1997, the Company acquired a 20% equity interest in a joint venture with Vornado Realty Trust. The joint venture has acquired the Hotel Pennsylvania, a 20-story, 1,700-room hotel located directly opposite the entrance to New York City's Madison Square Garden. While continuing its normal operations, the hotel is intended to be renovated and renamed the OFFICIAL ALL STAR HOTEL. It is expected that the hotel will also contain approximately 400,000 square feet of rentable retail space. In an effort to raise operating capital, the Company is currently exploring opportunities to sell its investment in this joint venture.

        Currently, the income being derived from the joint venture's activities is not being distributed. In addition to participation in the hotel's profits through its 20% equity interest in the joint venture, the Company also receives royalty payments from the joint venture under a ten-year license (renewable by the joint venture for two additional five-year periods) of the OFFICIAL ALL STAR name and logo and certain other intellectual property rights, subject to the licensee's right to terminate the license agreement after 5 years upon the payment of a termination fee.

        The joint venture has entered into a $120.0 million loan agreement with Salomon Brothers Realty Corp. and LaSalle National Bank in order to finance the acquisition of the hotel. In connection with this loan, the joint venture granted the lenders a security interest in certain assets of the joint venture, an assignment of its interests in rents and leases relating to the hotel and a mortgage on certain real property. In addition, if the joint venture does not deposit $45.0 million dollars into a reserve account by September 24, 1999, each of the partners will contribute a portion of any shortfall based on is ownership interest in the joint venture. The Company's contribution is limited to $10.0 million.

        *PLANET HOLLYWOOD HOTEL. In fiscal 1997, the Company acquired a 20% equity interest in a venture with several prominent real estate developers to construct and own a 50-story, 550-room, movie-themed hotel at the intersection of Broadway and 47th Street in New York City's Time Square redevelopment area. The venture expects that the new PLANET HOLLYWOOD HOTEL will be characterized by striking, modern decor and will include motion picture memorabilia from the Company's collection. In addition to participation in the hotel's profits through its 20% equity interest in the venture, the Company will receive license fees for the use of the PLANET HOLLYWOOD name and logo.

        *COOL PLANET ICE CREAM. During the summer and fall of 1998, the Company opened its first three COOL PLANET units in California. These ice cream and dessert units range in size from 800 to 1,400 square feet, with counter service and a small table seating area featuring unique decor derived from the PLANET HOLLYWOOD theme concept. The Company plans to joint venture, franchise, sell or otherwise dispose of its existing COOL PLANET locations.

        * SOUND REPUBLIC. In October 1998, the Company opened its first SOUND REPUBLIC unit in London, England, a tribute to the world of live music. Previously, in June 1998, the Company announced that it had joined forces with
MTV: Music Television, a division of Viacom, Inc., to help promote and develop the SOUND REPUBLIC brand through theme restaurants with integrated retail stores. The Company has since decided to discontinue the expansion of the SOUND REPUBLIC concept and in connection therewith has recorded certain charges, and currently is negotiating the termination of its relationship with MTV. See Item 7 of this Form 10-K -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the charges.

CELEBRITY INVOLVEMENT

        A number of motion picture and sports celebrities promote the Company and allow the Company to use their names, pictures and select memorabilia in advertising, promoting and operating its units. Celebrities generally grant the Company the right to use their name, approved likeness, approved biography and selected career memorabilia in connection with the promotion, advertising and operation of the Company's units. The Company must obtain prior consent with respect to any use of a celebrity's name or likeness in connection with sales of merchandise. In addition, each celebrity generally assists/participates in various promotional activities, including attending the grand openings of new units, screening new movies at the units and making periodic appearances at parties and other special events at the units. The Company generally issues to these celebrities shares or options to acquire shares of its common stock. Resale of the shares is restricted for varying periods of years and the options are subject to forfeiture in certain circumstances.

        The Company has expanded its roster of celebrity stockholders, with an emphasis on new, up-and-coming stars, in order to further expand its appeal to broader segments of consumers. The Company anticipates that it will be able to continue to attract new celebrities to enter into promotional agreements with the Company similar to those currently in effect. There can be no assurance, however, of the extent to which major motion picture, sports, music or other celebrities will promote the Company or its brands in the future.

ADVERTISING AND PROMOTION

        The Company attracts new customers through word-of-mouth, the visibility of its branded merchandise, radio and print advertising, billboards and through media coverage. In addition, certain Company-owned units employ their own public relations manager. Motion picture premieres have become occasions for media events at the Company's units, further enhancing the awareness and cachet of the brand. The Company issues redeemable vouchers for food and merchandise purchases to tour operators in an effort to encourage tourists to include certain of the Company's units on their itineraries. The Company also hosts fund-raising parties for local charities at its units with the support of celebrities.

FRANCHISING

        A number of the Company's overseas units have been franchised. The Company's standard franchise agreement grants the exclusive right for up to 50 years to operate restaurant and/or merchandise locations, and sell branded merchandise in a specified market and to use the Company's brands and trademarks. In addition, some of the franchisees have obtained the exclusive rights to open units in specified countries, and the Company has entered into master franchise arrangements with respect to several larger territories. In return for the franchise, the Company is paid initial nonrefundable fees ranging up to $2.0 million upon execution of the franchise agreements as well as royalties based on a percentage of the total revenues from the units, ranging from 3% to 10% of food and beverage revenues and 5% to 15% of merchandise revenues. See Note

14 to the Company's Consolidated Financial Statements for condensed financial information, summarized by geographic area.

        The franchisee generally assumes responsibility for the development and construction of the unit, including all costs. The Company provides limited pre-opening consultation services to the franchisee and has the right to reject sites, plans and proposals that do not meet its specifications or standards. The franchisee is obligated to operate the unit in accordance with the Company's operating manual, which provides strict guidelines for the unit's design, decor and furnishings, dress style of the staff, food menus and operating procedures. The arrangements also include specific requirements regarding accounting and records and the leasing and display of the Company's memorabilia.

        The licensed rights for Asia are currently held by Planet Hollywood
(Asia) Pte Ltd. ("PH Asia"), an entity that is 50% owned by each of the Company and Leisure Ventures Pte Ltd., a Singapore company of which Mr. Ong Beng Seng (a director of the Company) is the largest stockholder. From time to time, some of the Company's franchisees have also entered into management agreements with PH Asia pursuant to which PH Asia has agreed to manage the franchisee's restaurants. See Note 6 to the Company's Consolidated Financial Statements for condensed financial information relating to affiliated companies, including PH Asia.

        The Company is party to a master franchise agreement with ECE, a publicly-traded Mexican company in which the Company is a 20% stockholder. Mr. Claudio Gonzalez (a director of the Company) is one of ECE's principal stockholders and the Chairman of its Board of Directors. ECE is currently operating and has rights to open PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units in certain international markets, including Mexico and South America. Pursuant to the franchise agreement, ECE previously paid nonrefundable franchise fees of $5.0 million for the right to open a total of five PLANET HOLLYWOOD units and two OFFICIAL ALL STAR CAFE units in Mexico through 2000. ECE is obligated to pay continuing royalties to the Company consistent with the Company's standard franchise arrangements, based on a percentage of the total revenues from its units.

        The Company is party to a master franchise agreement with Kingdom Planet Hollywood, Ltd. ("Kingdom"), an affiliate of HRH Prince Alwaleed Bin Talal Abdulaziz Al Saud of Saudi Arabia and a significant stockholder of the Company, pursuant to which Kingdom may develop up to 40 or more PLANET HOLLYWOOD units in a total of 23 countries throughout the Middle East and Europe. During 1997, Kingdom paid the Company approximately $9.5 million for seven locations and had an option for an additional $1.5 million to develop up to two more units in Italy. Kingdom also purchased approximately 1,087,000 shares of the Company's common stock directly from the Company in 1997 for approximately $19.6 million. In 1998, Kingdom entered into certain other transactions with the Company relating to the formation and operation of three corporations to be owned equally by Kingdom and the Company. Those corporations will own and operate PLANET HOLLYWOOD units in Tokyo, Japan and Zurich, Switzerland and an OFFICIAL ALL STAR CAFE unit in London, England. In connection therewith, the Company received approximately $4.3 million in cash and $1.0 million in the form of a note receivable from Kingdom from the sale of 50% of the Company's interest in the three corporations. The Zurich PLANET HOLLYWOOD unit is currently operating, however, the Company may have difficulty meeting its obligations in connection with the development of restaurants in Tokyo and London. Furthermore, in November 1998, the Company granted Kingdom the right to develop a number of OFFICIAL ALL STAR CAFE and SOUND REPUBLIC units in 23 countries throughout the Middle East and Europe.

INTELLECTUAL PROPERTY

        The Company has registered the PLANET HOLLYWOOD name and associated designs and logos, has registered, applied for registration and received certain licenses for the OFFICIAL ALL STAR CAFE name and associated designs and logos and has applied for the registration of the PLANET MOVIES, COOL PLANET and SOUND REPUBLIC concept brand names and associated designs and logos, as trademarks, trade names and service marks with the United States Patent and Trademark Office. The Company also has registered or has applied for registrations in corresponding offices in all other countries in which its units are located and, wherever legally permissible, has filed applications to register its trademarks, designs, trade names and service marks in foreign countries where it has an expectation of opening units in future years. There can be no assurance that such registrations and other steps will prove effective in protecting the proprietorship of the Company's brands. The Company regards its trademarks, designs, trade names, service marks and trade dress as having significant value and as material to its business.

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

COMPETITION

        The restaurant and retail merchandising industries are affected by changes in consumer tastes and by international, national, regional and local economic conditions and demographic trends. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, employee availability and the type, number and location of competing restaurants, among other factors, also directly affect the performance of the Company's units. Changes in any of these factors in the markets where the Company currently operates units could adversely affect the Company's results of operations. Moreover, the theme restaurant industry is relatively young, is particularly dependent on tourism and has seen the entrance of a number of new competitors.

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

        Competition in the hotel industry is vigorous and is generally based on quality of service, attractiveness of facilities and locations, price and other factors. The Company believes its properties are distinguishable from those of its competitors by their theme-orientations and celebrity involvement. However, many well-established lodging companies with greater financial, marketing and other resources and longer histories than the Company will compete with the Company in the markets where the Company plans to open its facilities.

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

EMPLOYEES

        As part of its restructuring in the fourth quarter of 1998, the Company identified 93 positions which would be eliminated. Sixty of these positions were eliminated in fiscal 1998 and the remaining 33 positions were eliminated in the first quarter of 1999. As of December 27, 1998, the Company employed approximately 8,250 persons, 210 of whom were corporate management and administrative employees, 945 were restaurant and merchandise management personnel, and 7,095 were employed in non-management restaurant and merchandising operations. The Company's employees are not covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or material labor dispute. The Company considers relations with its employees to be satisfactory.

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

        Units established in countries other than the United States are subject to governmental regulation in the jurisdiction in which they are established principally with respect to sales of liquor, construction of premises and working conditions of employees. The Company does not believe that such regulations materially adversely affect its business.

ITEM 2. PROPERTIES

        As of December 27, 1998, the Company, together with its franchisees and licensees, operated 95 units, including 14 retail units only, located in 31 countries throughout the world, of which 60 are Company-owned. At present, all Company-owned units are located on leased sites, with lease terms (including renewal options) generally ranging from 15 to 25 years. Typically, the lease rental includes a minimum fixed rent and additional rent based on a percentage of total revenue from the unit. In fiscal 1998, total rental expense represented approximately 13% of Direct Revenues. As of December 27, 1998, the following tables provide information about the Company-owned and franchised units that were operating. The Company may franchise or otherwise dispose of certain underperforming Company-owned units.

                               COMPANY-OWNED UNITS

PLANET HOLLYWOOD

LOCATION                               YEAR       LOCATION                               YEAR
--------                               ----       --------                               ----
                                      OPENED                                            OPENED
                                      ------                                            ------
 New York, New York.............       1991       San Antonio, Texas................     1996
 Costa Mesa, California.........       1992       Myrtle Beach, South Carolina......     1996
 London, England................       1993       Nashville, Tennessee..............     1996
 Chicago, Illinois..............       1993       Seattle, Washington...............     1996
 Washington, D.C................       1993       Disneyland Paris, France..........     1996
 Mall of America, Minnesota.....       1993       Berlin, Germany...................     1996
 Aspen, Colorado................       1994       Oberhausen, Germany...............     1996
 Phoenix, Arizona...............       1994       Amsterdam, Netherlands............     1996
 Miami, Florida.................       1994       Gatwick Airport, England..........     1996
 Maui, Hawaii...................       1994       Vancouver, Canada.................     1996
 Lake Tahoe, Nevada.............       1994       Toronto, Canada...................     1997
 Las Vegas, Nevada..............       1994       Cannes, France....................     1997

 Dallas, Texas..................       1994       Prague, Czech Republic............     1997
 Reno, Nevada...................       1994       Key West, Florida.................     1997
 Orlando, Florida...............       1994       Indianapolis, Indiana.............     1997
 San Diego, California..........       1995       Edmonton, Canada..................     1997
 Atlantic City, New Jersey......       1995       Gurnee Mills, Illinois............     1997
 New Orleans, Louisiana.........       1995       Houston, Texas....................     1997
 Honolulu, Hawaii...............       1995       Ft. Lauderdale, Florida...........     1997
 Atlanta, Georgia...............       1995       Munich, Germany...................     1997
 San Francisco, California......       1995       St. Louis, Missouri...............     1997
 Paris, France..................       1995       Dublin, Ireland...................     1997
 Beverly Hills, California......       1995       Baltimore, Maryland...............     1998
 Helsinki, Finland..............       1995       Montreal, Canada..................     1998

OFFICIAL ALL STAR CAFE

LOCATION                               YEAR       LOCATION                                YEAR
--------                               ----       --------                                ----
                                      OPENED                                             OPENED
                                      ------                                             ------
New York, New York..............       1995       Myrtle Beach, South Carolina.......     1997
Las Vegas, Nevada...............       1996       Miami, Florida.....................     1997
Atlantic City, New Jersey.......       1997       Atlanta, Georgia...................     1997
                                                  Orlando, Florida...................     1998
                                                  Honolulu, Hawaii...................     1998

COOL PLANET

LOCATION                               YEAR
--------                               ----
                                      OPENED
                                      ------

Santa Monica, California.......        1998
Irvine, California.............        1998
Anaheim, California............        1998


SOUND REPUBLIC

LOCATION                               YEAR
--------                               ----
                                      OPENED
                                      ------

London, England................        1998

                                FRANCHISED UNITS


PLANET HOLLYWOOD

LOCATION                               YEAR       LOCATION                                YEAR
--------                               ----       --------                                ----
                                      OPENED                                             OPENED
                                      ------                                             ------
Cancun, Mexico..................       1992       Guam...............................    1997
Hong Kong.......................       1994       Johannesburg, South Africa(a)......    1997
Jakarta, Indonesia..............       1994       Melbourne, Australia...............    1997
Barcelona, Spain................       1995       Manila, Philippines(a).............    1997
Sydney, Australia...............       1996       Rome, Italy........................    1997
Buenos Aires, Argentina (a).....       1996       Kuala Lumpur, Malaysia(a)..........    1997
Los Cabos, Mexico...............       1996       Gold Coast, Australia(a)...........    1997
Puerto Vallarta, Mexico.........       1996       Madrid, Spain(a)...................    1997
Nassau, Bahamas.................       1996       Sao Paulo, Brazil(a)...............    1997
Cozumel, Mexico.................       1996       Taipei, Taiwan(a)..................    1997
Acapulco, Mexico................       1996       Niagara Falls, Canada(a)...........    1997
Moscow, Russia..................       1996       San Juan, Puerto Rico (a)..........    1998
Bangkok, Thailand...............       1996       Rio de Janiero, Brazil (a).........    1998
Cape Town, South Africa.........       1996
Beirut, Lebanon(a)..............       1996
Dubai, United Arab Emirates(a)..       1996
Zurich, Switzerland(c)..........       1996
Tel Aviv, Israel(b).............       1996
Singapore.......................       1997


OFFICIAL ALL STAR CAFE

LOCATION                               YEAR
--------                               ----
                                      OPENED
                                      ------

Cancun, Mexico..................       1996
Melbourne, Australia............       1996
Mexico City, Mexico (a).........       1998

-----------
(a) A stand-alone retail store is presently operating at this location and the franchisee has the right to open a restaurant unit under certain conditions.

(b) The Company is leasing the assets at this location to a third party that operates the facility.

(c) The Zurich unit is a 50/50 joint venture between the Company and an affiliate of Kingdom. See "Franchising".

        The Company has entered into certain lease agreements with the Walt Disney Co. or its affiliates, for various PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE restaurants and merchandise stores. Each of the respective leases contain certain unique provisions which are consistent with the standard terms imposed by the Walt Disney Co. One such provision requires the consent of the landlord prior to certain transfers of a controlling interest in the Company, the tenant or its subsidiaries, which may include transfers of 50% or more of the shares of any such entity, the transfer of a controlling interest in the entity by the Company or Robert Earl, or the termination of Mr. Earl's active management of any such entity. In addition, the landlord has a right of first refusal to match certain offers to acquire more than 10% of the stock of the Company, the tenant or its affiliates. Similarly, the landlord has a right of first refusal to match any offer to locate a restaurant within or adjacent to any theme park that is not owned or licensed by the landlord or its affiliates. Another provision grants the landlord an option to terminate the lease for any reason upon 60 days notice and acquire the improvements on the premises at fair market value, as defined by the particular lease agreement.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a defendant from time to time in routine lawsuits incidental to its business, which individually and in the aggregate, are not expected to have a material adverse effect on the Company. In addition, the Company is a party to the following litigation:

        PLANET HOLLYWOOD INTERNATIONAL, INC. V. AMERICA EUROPE ASIA INTERNATIONAL TRADE AND MANAGEMENT CONSULTANTS, LTD., WITH A COUNTERCLAIM AMERICA EUROPE ASIA INTERNATIONAL TRADE AND MANAGEMENT CONSULTANTS, LTD. V. PLANET HOLLYWOOD INTERNATIONAL, INC. AND ROBERT EARL. Circuit Court of the Ninth Judicial Circuit, Orange County, Florida, Case No. CJ-098-8372 (37). Originally, the case was filed by the Company on October 19, 1998, against the defendant for a breach of contract matter. The Company is seeking damages of approximately $300,000 to $500,000. The defendant had failed to indemnify the Company for certain costs incurred in connection with certain other litigation. On December 28, 1998, the defendant counterclaimed against the Company for a variety of matters, including fraud and breach of contract. The defendant's counterclaim, as amended, seeks damages in excess of $11,000,000. The Company has filed a Motion to Strike certain affirmative defenses of the defendant and has filed a Motion to Dismiss its counterclaim. A hearing is scheduled in May 1999 on the Company's Motion to Strike and Motion to Dismiss. While discovery has not commenced, the lawsuit is not expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Class A voting common stock, $0.01 par value, was traded on the Nasdaq National Market from April 19, 1996 through Friday, September 19, 1997. Since Monday, September 22, 1997, the Class A common stock has been traded on the New York Stock Exchange under the symbol "PHL." The Company's Class B non-voting common stock, $0.01 par value, is not traded on an established public trading market and transfer of such stock is generally restricted. As of February 28, 1999 there were approximately 3,790 stockholders of record of the Class A common stock and 19 stockholders of record of the Class B common stock. The following table shows the high and low per share closing prices for the Class A common stock for each full quarterly period during the Company's last two fiscal years (ending December 27, 1998):


                                  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                   (JAN.-MAR.)     (APRIL-JUNE)     (JULY-SEPT.)     (OCT.-DEC.)
                                   -------------   --------------   -------------   --------------
          Fiscal 1997     High       $ 21.75         $ 22.69          $ 27.00            $ 19.63
                          Low        $ 13.63         $ 16.13          $ 18.31            $ 12.50

          Fiscal 1998     High       $ 14.13         $ 10.84           $ 7.25            $  4.38
                          Low         $ 7.00          $ 7.13           $ 4.00            $  2.38


        The Company has never declared any cash dividends on its Class A or Class B common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and intends to retain its available cash to finance the development and operations of the Company. Any future dividend policy will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic conditions, tax implications and other factors as the Board of Directors may deem relevant. Although the Company does not anticipate declaring any common stock dividends or any other distributions on the Company's common stock in the foreseeable future, even if it desired to do so, the amount of any such distribution would be limited under the terms of the Company's revolving credit arrangements and the documents governing the Company's 1998 $250 million debt offering.

        RECENT SALES OF UNREGISTERED SECURITIES

        In April 1998, the Company issued 190,476 shares of its Class A common stock to consultants retained to assist the Company with relations and promotions in the entertainment industry. The issuance of the shares was consummated in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                      SELECTED FINANCIAL AND OPERATING DATA

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                     SELECTED FINANCIAL AND OPERATING DATA
             (DOLLAR AMOUNTS IN THOUSANEDS, EXCEPT PER SHARE DATA)
                                                                                      FISCAL YEAR ENDED
                                                            ------------------------------------------------------------------

                                                               1994           1995          1996           1997           1998
                                                             -------        -------       -------        -------        -------
STATEMENTS OF OPERATIONS DATA:
REVENUES
      Food and beverage                                      $ 78,377       $160,997     $ 222,481       $273,344      $ 259,644
      Merchandise                                              41,826        104,051       124,955        173,966        107,652
      Royalties and other                                       1,729          1,558         4,528         11,715          8,078
      Franchise fees                                            4,000          4,000        21,400         16,100         11,600
TOTAL REVENUES                                                125,932        270,606       373,364        475,125        386,974
                                                             --------       --------     ---------       --------      ---------
COSTS AND EXPENSES:
      Food and beverage cost of sales                          19,891         38,537        50,190         61,930         61,474
      Merchandise cost of sales                                15,401         35,769        40,626         57,519         49,400
      Operating expenses                                       59,683        116,805       156,893        208,484        237,930
      General and administrative                               19,641         22,213        23,041         54,683         64,548
      Preopening expenses                                      11,414         13,907        14,257         18,868         10,384
      Depreciation and amortization                             4,817          8,275        13,038         19,957         25,024
      Restructuring charges                                         -              -             -              -          6,925
      Accelerated compensation expense                              -              -             -              -          6,191
      Impairment of long-lived assets                               -              -             -         48,699        125,843
                                                             --------       --------     ---------       --------      ---------
TOTAL COSTS AND EXPENSES                                      130,847        235,506       298,045        470,140        587,719
                                                             --------       --------     ---------       --------      ---------

INCOME (LOSS) FROM OPERATIONS                                  (4,915)        35,100        75,319          4,985       (200,745)
      Interest income                                             592            598         2,121          1,327          4,847
      Interest expense                                         (4,646)       (11,827)       (4,995)             -        (25,822)
      Equity in income (loss) of unconsolidated affiliates          -            848         4,308          6,900        (11,022)
      Gain on sale of subsidiary interests                          -            611             -              -              -
      Minority interests                                         (299)        (3,728)       (1,037)             -              -
      Provision for income taxes                                    -           (875)      (27,636)        (4,954)        (5,206)
                                                             --------       --------     ---------       --------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CHANGE
  IN ACCOUNTING                                              $ (9,268)      $ 20,727     $  48,080       $  8,258      $(237,948)
                                                             --------       --------     ---------       --------      ---------
FINANCIAL POSITION:
      Working capital                                        $  3,925       $ 15,528      $ 60,551       $ 31,518      $   9,822
      Total assets                                            144,923        240,185       401,260        505,559        472,627
      Long-term debt                                           82,819        122,745         7,529         70,491        258,235
      Minority interests                                        8,959         10,466             -              -              -
      Redeemable warrants                                           -         15,000             -              -              -
      Stockholder's equity                                      7,459         28,145       312,131        338,541        106,315
                                                             --------       --------     ---------       --------      ---------
OTHER STATISTICS:
      Cash flow from operations                              $ (3,146)      $ 33,370     $  48,830       $ 31,273      $ (38,010)
      Capital expenditures                                     52,131         80,291        81,675        120,033        105,819
      Units open at fiscal year end:

        Company-owned                                              15             23            37             53             60
        Franchised                                                  3              6            21             34             35
                                                             --------       --------     ---------       --------      ---------
TOTAL                                                              18             29            58             87             95
                                                             --------       --------     ---------       --------      ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance of new guests of the Company's brands and concepts; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

        Historically, the Company has derived substantially all of its revenues from its theme restaurants, which revenues have consisted of (i) food and beverage revenues, (ii) merchandise revenues, (iii) royalties and (iv) franchise fees. Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." For fiscal 1998, food and beverage revenues were approximately 70.7% of Direct Revenues and merchandise revenues were approximately 29.3% of Direct Revenues.

        Franchisees are typically required to pay an initial franchise fee of up to $2.0 million, which is recognized when all the Company's pre-opening obligations with respect to the unit are fulfilled. Thereafter, the franchisee is required to pay royalties based on its gross revenues from food, beverage and merchandise sales. These royalties typically range from 3% to 10% of the franchisee's food and beverage revenues and 5% to 15% of the franchisee's merchandise revenues. While the Company has historically received payments for franchise fees and royalties, the Company has experienced significant delays in collecting other amounts due from several franchisees, including cost reimbursements and memorabilia lease payments. The Company intends to more aggressively pursue collection of such amounts in the future.

        During the initial period following its opening, a new unit typically realizes higher revenues than in subsequent periods of operation, due primarily to the substantial promotional activity during such period, including its celebrity grand opening event. Because of this "honeymoon" period, a unit is included in the "same unit" analysis, which only includes Company-owned units, discussed below only after it has been open for a full fiscal period after the eighteenth month of its operations, at which time its performance for that period can be compared to its performance for the first full period following the first sixth months of its operations (the comparable year ago period). In fiscal 1998, only 25 of the 60 Company-owned units were included in the same unit analysis.

        In 1998, the Company experienced declines in same unit revenues and disappointing operating results at its restaurants. As a result, the Company re-evaluated its long term growth strategy. This re-evaluation led to the Company deciding to perform the following steps in order to refocus its resources on the PLANET HOLLYWOOD brand:

o    Cease the development of its SOUND REPUBLIC unit in New York City.
o Joint venture, franchise, sell or otherwise dispose of its SOUND REPUBLIC, OFFICIAL ALL STAR Cafe and COOL PLANET locations.
o Identify franchise opportunities for selected international Company-owned PLANET HOLLYWOOD locations.
o    Explore opportunities to raise capital through the sale of certain assets.
o Refocus on its core PLANET HOLLYWOOD operations by introducing a new menu, updating the look and appearance of the restaurants, launching a new merchandise strategy aimed at providing more fashion-oriented merchandise through the introduction of seasonal lines, and initiating a new marketing and public relations strategy aimed at delivering a fresh, exciting and consistent message to consumers.

        In conjunction with these changes and other initiatives, the Company recorded charges totaling $139.0 million relating to the impairment of long lived assets, restructuring and severance costs and accelerated compensation costs. A summary of the charges is as follows (amounts in thousands of dollars):


                                              OFFICIAL
                                   PLANET      ALL STAR      SOUND        COOL
        FISCAL 1998               HOLLYWOOD      CAFE       REPUBLIC      PLANET     CORPORATE      TOTAL
------------------------          ---------   ---------     --------     --------    ---------     --------
Impairment of long lived
    assets                        $ 33,492     $ 47,284     $ 37,133     $  3,748     $  4,186     $125,843

Celebrity stock option
    expense                           --          4,746        1,445         --           --          6,191
                                  --------     --------     --------     --------     --------     --------
                                  $ 33,492     $ 52,030     $ 38,578     $  3,748     $  4,186     $132,034
                                  ========     ========     ========     ========     ========     ========
Restructuring costs:
    Employee severence            $   --       $   --       $   --       $   --       $  2,940     $  2,940

    Lease termination costs
      for units closed or not
      to be opened                     700          300        2,480         --            505        3,985
                                  --------     --------     --------     --------     --------     --------
Total restructuring costs         $    700     $    300     $  2,480     $   --       $  3,445     $  6,925
                                  ========     ========     ========     ========     ========     ========

Total Fiscal 1998 Charges         $ 34,192     $ 52,330     $ 41,058     $  3,748     $  7,631     $138,959
                                  ========     ========     ========     ========     ========     ========

       FISCAL 1997
-------------------------
Impairment of long lived
    assets                        $ 25,200     $ 21,194     $   --       $   --       $  2,305     $ 48,699
                                  --------     --------     --------     --------     --------     --------

                                                  FISCAL                   ACCRUED
                                                   1998       PAID IN    DECEMBER 27,
                                                  EXPENSE   FISCAL 1998     1998
                                                  -------   -----------  ------------
Restructuring costs:

   Employee Severance                            $ 2,940      $(1,445)      $ 1,495

   Lease termination costs for units closed
      or not to be opened                          3,985         --           3,985
                                                 -------      -------       -------

Total Restructuring Costs                        $ 6,925      $(1,445)      $ 5,480
                                                 =======      =======       =======


        As a result of operating losses incurred in fiscal 1998, projected future losses for certain of the Company's restaurant units and the Company's decision to focus its resources on the PLANET HOLLYWOOD concept, the Company recorded an impairment charge of $125.8 million relating to certain under-performing domestic and foreign PLANET HOLLYWOOD units as well as certain assets associated with the Company's OFFICIAL ALL STAR CAFE, COOL PLANET and SOUND REPUBLIC concepts. The Company considers continued and projected operating losses to be its primary indicators of potential impairment. An impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of the long lived assets. As a result, the carrying values of these assets were written down to their estimated fair values based on these criteria.

        PLANET HOLLYWOOD UNITS. An impairment of $33.5 million for PLANET HOLLYWOOD units was recorded as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying values of these assets. The units written down are primarily located in European or Canadian markets and the Company is exploring various opportunities to franchise or otherwise dispose of these units. Lease termination costs totaling $0.7 million were recorded for two locations which the Company is closing. Also included in this amount was a charge for the Company's PLANET HOLLYWOOD Boston unit for the anticipated loss which will be incurred on the sale of the assets currently under construction at that site.

        OFFICIAL ALL STAR CAFE UNITS. The OFFICIAL ALL STAR CAFE units were deemed impaired due to the future undiscounted cash flows being insufficient to recover the related carrying values of these assets. The Company has decided to discontinue the expansion of this concept and is exploring various opportunities to joint venture, franchise, sell or otherwise dispose of these units. Lease termination costs of $0.3 million were recorded for a site which will not be developed. As a result of the Company's decision to discontinue the expansion of this concept, the Company also recorded a $0.5 million charge for the write-down of OFFICIAL ALL STAR CAFE trademark costs and a $4.7 million charge was recorded to expense options granted to celebrities associated with the OFFICIAL ALL STAR CAFE units. These options were previously being amortized over the life of the agreement; however, given the Company's plans to dispose of this concept, all remaining amounts were expensed in 1998.

        SOUND REPUBLIC UNITS. The Company opened its first SOUND REPUBLIC in the fall of fiscal 1998 in London, England, and commenced construction of a second unit in New York City which was scheduled to open in the Summer of 1999. As part of its decision to focus on the core PLANET HOLLYWOOD concept, the Company has decided to discontinue the expansion of this concept and explore opportunities to joint venture, franchise, sell or otherwise dispose of the existing unit in London and the unit under construction in New York City. A $27.9 million charge was recorded for the impairment of the London unit based on continued and projected operating losses for the unit. An impairment charge of $9.0 million was recorded for the New York SOUND REPUBLIC site based on estimated proceeds from the sale of the assets under construction. The total carrying value of the New York project is $16.0 million, of which $13.3 million was spent at December 27, 1998. The Company has also written off trademark costs of $0.2 million associated with this brand and $1.4 million was recorded to expense options granted to celebrities associated with SOUND REPUBLIC. These options were previously being amortized over the life of the agreement; however, given the Company's plans to dispose of this concept, all remaining amounts were expensed in 1998. A reserve of $2.5 million was recorded by the Company for estimated lease termination costs for two other SOUND REPUBLIC sites which will not be developed. The Company is negotiating with landlords and potential tenants in an attempt to have these leases terminated or assigned.

        COOL PLANET UNITS. During the summer and fall of 1998, the Company opened its first three COOL PLANET units in California. These ice cream and dessert units feature COOL PLANET ice cream products and a decor derived from the PLANET HOLLYWOOD units. The Company plans to joint venture, franchise, sell or otherwise dispose of its COOL PLANET locations. A charge of $1.9 million was recorded to write-down the assets associated with these units. Additionally, the Company recorded an impairment charge of $1.8 million for a celebrity promotional agreement associated with the COOL PLANET concept. The agreement was being amortized over a five year period; however, due to the Company's plans to no longer operate these units, the unamortized amount was written off in the fourth quarter of 1998.

        CORPORATE. In the fourth quarter of 1998, the Company's credit facility with SunTrust Bank, Central Florida, N.A. and other lenders was amended. The amendment required the Company to commence marketing its headquarters property in Orlando, Florida and its New York restaurant condominium unit. An impairment charge of $2.8 million was recorded on the headquarters property for the excess of the carrying value of the property over its appraised value. The Company is currently in the process of negotiating a sale-leaseback on its headquarters property and anticipates the sale to be completed by summer 1999. In addition, the Company is negotiating a sale-leaseback or a sale of its New York restaurant condominium unit and expects to complete this by fall 1999. In conjunction with the Company's decision to postpone further development of certain concepts, an impairment charge of $1.3 million was recorded for costs incurred for sites that will not be developed and for various memorabilia items.

        As part of its restructuring in the fourth quarter of fiscal 1998, the Company identified 93 positions which would be eliminated. Sixty of these positions were eliminated in fiscal 1998 and the remaining 33 positions were eliminated in the first quarter of fiscal 1999. Total costs paid to terminated employees in fiscal 1998 were approximately $1.4 million. Approximately $1.5 million was accrued at December 27, 1998 for future severance payments and outplacement services to be provided to these employees. As a result of the terminations, the Company closed several satellite offices. Approximately $0.5 million has been recorded as a reserve for lease termination costs associated with these offices.

OPERATING RESULTS

        The following table sets forth various components of the Company's operating results expressed as a percentage of total revenues (except where otherwise indicated) for fiscal 1996, 1997 and 1998. The table also sets forth certain relevant operating data for the periods presented.


                                                                             FISCAL
                                                                  ----------------------------
INCOME STATEMENT DATA                                              1996       1997       1998
Revenues:
    Food and beverage ......................................       59.6%      57.5%      67.1%
    Merchandise ............................................       33.5       36.6       27.8
    Royalties ..............................................        1.2        2.5        2.1
    Franchise fees .........................................        5.7        3.4        3.0
                                                                  -----      -----      -----
       Total revenues ......................................      100.0%     100.0%     100.0%
                                                                  =====      =====      =====
Costs and expenses:
    Food and beverage cost of sales (a) ....................       22.6%      22.7%      23.7%
    Merchandise cost of sales (b) ..........................       32.5       33.1       45.9
    Operating expenses (c) .................................       45.2       46.6       64.8
    General and administrative expenses ....................        6.2       11.5       16.7
    Preopening expenses ....................................        3.8        4.0        2.7
    Depreciation and amortization ..........................        3.5        4.2        6.5
    Total costs and expenses ...............................       79.8       99.0      151.9
    Equity in (earnings) losses of unconsolidated affiliates       (1.2)      (1.5)       2.8
    Restructuring and asset impairment charges (d) .........        --        10.3       35.9
    Income (loss) from operations ..........................       20.2        1.0      (51.9)
    Interest expense .......................................        1.3        --         6.7
    Interest income ........................................       (0.6)      (0.3)       1.3
    Minority interest ......................................        0.3        --         --
    Provision for income taxes .............................        7.4        1.0        1.3
    Net income (loss) ......................................       10.1        1.7      (63.0)

OPERATING DATA:
    Food and beverage sales (c) ............................       64.0%      61.1%      70.7%
    Merchandise sales (c) ..................................       36.0       38.9       29.3
    Total Direct Revenues ..................................      100.0%     100.0%     100.0%

Units in operation at fiscal year end:
    Company-owned units ....................................       37         53         60
    Franchised units .......................................       21         34         35
       Total ...............................................       58         87         95

-----------
(a)  As a percentage of food and beverage revenues.



(b)  As a percentage of merchandise revenues.
(c)  As a percentage of Direct Revenues.
(d) Represents a $139.0 million charge for restructuring, celebrity option expense and asset impairments in fiscal 1998 and $48.7 million of asset impairments in fiscal 1997.

FISCAL 1998 COMPARED TO FISCAL 1997

       REVENUES. Total revenues decreased to $387.0 million for fiscal 1998 from $475.1 million for fiscal 1997, a decrease of $88.1 million or 18.5%. The decrease in total revenues was primarily attributable to continued declines in same unit revenues and a decrease in promotional and specialty retail sales. These declines were partially offset by the opening of eight Company-owned units in fiscal 1998.

       Direct Revenues decreased 17.9% from $447.3 million in fiscal 1997 to $367.3 million in fiscal 1998. The decrease in Direct Revenues was primarily due to a $51.2 million (18%) decline in revenues in the units comprising the Company's same unit base and a decrease in direct promotional and specialty retail sales. These decreases were partially offset by an $18.7 million incremental increase in revenues from units opened in fiscal 1997 and fiscal 1998. The decline in same unit revenues was primarily due to declines in customer traffic resulting from increased competition in the theme-dining industry and declines in tourism in several of the Company's major markets. Overall, restaurant average spends were relatively consistent from fiscal 1997 to fiscal 1998; however, merchandise revenues were adversely impacted by a decline in retail average spends due to changes in merchandise sales mix. The decline in direct merchandise revenues was due to the absence of significant promotional and specialty retail sales in fiscal 1998. In the near term, the Company anticipates continued declines in same unit revenues as a result of decreased customer traffic, continued declines in retail revenues, and the inclusion of additional secondary market units in the comparable unit base.

       As a percentage of Direct Revenues, merchandise sales decreased from 38.9% in fiscal 1997 to 29.3% in fiscal 1998. The decline in merchandise sales as a percentage of Direct Revenues in fiscal 1998 compared to fiscal 1997 was primarily attributable to the absence of significant promotional and specialty retail sales in fiscal 1998, the Company's decision to sell through existing merchandise and not introduce any new merchandise lines, the Company's expansion into secondary markets, and the OFFICIAL ALL STAR CAFE concept, which has a lower merchandise sales mix than PLANET HOLLYWOOD units.

       Franchise fees were $11.6 million in fiscal 1998 compared to $16.1 million in fiscal 1997. The Company recognized fees for 11 franchises in fiscal 1998 compared to 13 franchises in fiscal 1997. The Company expects to receive diminished franchise fees per unit in the future as franchisees expand into more secondary markets. Franchise royalty revenues decreased from $4.5 million in fiscal 1997 to $3.3 million in fiscal 1998. The decrease was primarily due to same unit revenue declines among franchised units. Non-franchise royalties and other revenues decreased from $7.2 million in fiscal 1997 to $4.8 million in fiscal 1998. The decrease was mainly attributable to a decrease in other revenues from license agreements in fiscal 1998.

       COSTS AND EXPENSES. Food and beverage costs increased from 22.7% of food and beverage revenues in fiscal 1997 to 23.7% in fiscal 1998. This increase was mainly a result of a decline in higher margin liquor sales as a percentage of total sales, increases in commodity prices and menu specification changes. Merchandise costs increased from 33.1% of merchandise revenues in fiscal 1997 to 45.9% in fiscal 1998. The increase was primarily due to the write off of certain discontinued and obsolete inventory items. These costs totaled $6.0 in fiscal 1998 versus $3.0 million in fiscal 1997. These write-downs were necessitated by the Company's decision to launch a new merchandising strategy. Items identified as discontinued will be replaced by new merchandise as the lines are introduced in the Spring of fiscal 1999. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 46.6% of direct revenues in fiscal 1997 to 64.8% in fiscal 1998 principally due to relatively fixed unit operating costs in relation to lower sales volumes and increased labor and public relations costs associated with the Company's current promotional and service initiatives. These initiatives included increased celebrity appearances at the units, sponsorship of major events in cities with restaurants and improvement of service in order to enhance the overall guest experience.

       General and administrative expense increased from $54.7 million in fiscal 1997 to $64.5 million in fiscal 1998. The increase was primarily due to the following:

     o Labor and related expenses increasing due to higher payroll associated with employees hired in the second half of fiscal 1997 and in fiscal 1998.
     o Public relations and promotional costs increasing in fiscal 1998 due to the Company increasing the frequency of celebrity promotions in its restaurants.
     o Various professional fees increasing in fiscal 1998 as a result of the new ventures.

       The above increases were partially offset by a decrease in bad debt expense in fiscal 1998 from fiscal 1997. In fiscal 1997, the Company recorded approximately $13.5 million of bad debt expense as a result of the change in the Company's business strategy and financial uncertainties facing certain franchisees. In fiscal 1998, the Company recorded approximately $3.9 million of bad debt expense due to financial difficulties of certain franchises.

       PREOPENING COSTS. With the adoption of SOP 98-5 in fiscal 1998, the Company now expenses preopening costs as they are incurred. This change resulted in the Company recording $10.4 million in preopening costs in fiscal 1998, primarily for its London SOUND REPUBLIC unit, the Baltimore and Montreal PLANET HOLLYWOOD units, and the Honolulu and Orlando OFFICIAL ALL STAR CAFE units. In fiscal 1997, preopening costs were $18.9 million and reflected the amortization of preopening costs during a unit's first year of operations.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $20.0 million in fiscal 1997 to $25.0 million in fiscal 1998. The increase of $5.0 million was primarily due to the Company's continued expansion of restaurant units sixteen units were added in fiscal 1997 and eight units in fiscal 1998 and the construction of the Company's corporate headquarters, which was completed in fiscal 1998.

       RESTRUCTURING CHARGES. In the fourth quarter of 1998, the Company recorded restructuring charges of $6.9 million. These charges consisted of $2.9 million of severance related costs and $4.0 million of lease termination costs for units and offices closed or for units which will not be opened.

       CELEBRITY OPTION EXPENSE. Concurrent with its decision to joint venture, franchise, sell or otherwise dispose of units operating under the OFFICIAL ALL STAR CAFE and SOUND REPUBLIC concepts, the Company recorded a $6.2 million expense for the remaining unamortized value of stock options granted to certain celebrities associated with the OFFICIAL ALL STAR CAFE and SOUND REPUBLIC concepts. These options were previously being amortized over the life of the option agreements and recorded in general and administrative expense.

       IMPAIRMENT OF LONG LIVED ASSETS. As a result of operating losses incurred in fiscal 1998 and fiscal 1997, projected future losses for certain of the Company's assets and management's plans to sell certain assets, the Company recorded an impairment charge of $125.8 million compared to a charge of $48.7 million in fiscal 1997.

       INTEREST EXPENSE. Interest expense for fiscal 1998 increased to $25.8 million as a result of the Company's $250.0 million debt offering in March 1998 and the write off of $2.3 million of costs associated with its Credit Facility which was amended in December 1998. All interest in fiscal 1997 was capitalized to construction in progress.

       INTEREST INCOME. Interest income increased from $1.3 million in fiscal 1997 to $4.8 million in fiscal 1998. The increase was due to the investment of funds received from the Company's $250.0 million debt offering in March 1998.

       EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income (losses) of unconsolidated affiliates decreased from $6.9 million in income for fiscal 1997 to ($11.0) million in losses for fiscal 1998. The decline was primarily the result of losses incurred by Planet Hollywood (Asia) Pte, Ltd. ("PH Asia"), an entity which is owned 50% by the Company, and ECE, an entity in which the Company owns a 20% interest. The losses for PH Asia were due to downturns in tourism throughout Asia, which resulted in significant declines in revenue for the units owned and operated by PH Asia. The losses relating to the Company's investment in ECE were due to costs recorded in the fourth quarter of 1998 by ECE for the abandonment and closure of certain sites and a charge for obsolete/discontinued inventory.

       PROVISION FOR INCOME TAXES. The provision for income taxes was $5.0 million or 37.5% of pretax income in fiscal 1997. In fiscal 1998, the Company recorded a provision for income taxes of $5.2 million which primarily represents income taxes on foreign operations.

       SEASONALITY AND QUARTERLY COMPARISONS. The Company's revenues have generally been seasonal, due to the greater number of tourists who patronize the Company's units during the summer and year-end holiday season. Although units in certain locations are affected by different seasonal influences, the Company has historically experienced its strongest operating results from June through August. Moreover, as a result of the substantial revenues associated with each new Company-owned unit and the recognition of franchise fees, the timing of new unit openings may result in significant fluctuations in quarterly results.

FISCAL 1997 COMPARED TO FISCAL 1996

           REVENUES. Total revenues increased 27.2% from $373.4 million in fiscal 1996 to $475.1 million in fiscal 1997. The increase in revenues was due primarily to the Company's continued expansion through the development of new themed restaurants, franchising activities and the expansion of its retail distribution system, including direct merchandise sales.

           Direct Revenues increased 28.8% from $347.4 million in fiscal 1996 to $447.3 million in fiscal 1997, due primarily to the opening of 16 new Company-owned units in fiscal 1997 ($42.1 million of the increase) and the inclusion in fiscal 1997 results of a full year of operations of 14 Company-owned units that were opened in fiscal 1996 ($47.6 million of the increase). Increased sales of merchandise to specialty retailers and through other retail distribution channels also contributed to higher Direct Revenues in fiscal 1997. Fiscal 1997 Direct Revenues were adversely impacted by the 11% decline in same unit revenues. The decline in same unit revenues was due to a decline in customer traffic that was attributable principally to (i) increased competition in the theme-dining sector and (ii) a diversion of management's focus from existing unit operations to new unit openings and strategic initiatives. Competition in major tourist markets increased significantly in fiscal 1997. Four PLANET HOLLYWOOD units accounted for 46% of the dollar amount of the decline in same unit revenues, while contributing only 27% of same unit revenues as a whole. In addition, fiscal 1997 same unit revenues at certain of the Company's units were adversely impacted by the particularly strong revenues realized by these units in fiscal 1996 due to increased customer traffic generated by the Summer Olympics.

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

           COSTS AND EXPENSES. Food and beverage costs as a percentage of food and beverage revenues increased slightly from 22.6% in fiscal 1996 to 22.7% in fiscal 1997. In fiscal 1997, merchandise costs as a percentage of merchandise revenues increased to 33.1% from 32.5% in fiscal 1996 due to a write off of certain discontinued inventories (including inventories affected by a redesign of the Company's OFFICIAL ALL STAR CAFE logo), which resulted in a $3.0 million charge. Operating expenses, which consist primarily of occupancy, labor and other direct unit operating costs, increased from 45.2% of Direct Revenues in fiscal 1996 to 46.6% of Direct Revenues in fiscal 1997. Occupancy costs increased as a percentage of Direct Revenues in fiscal 1997 because revenues at many of the Company's units were below the minimum rent thresholds in the applicable leases. In fiscal 1997, labor costs increased as a percentage of Direct Revenues because salaried labor costs remained relatively constant as the Company opened smaller units in new markets. The increase in operating expenses as a percentage of Direct Revenues was also a result of the decline in same unit sales.

           General and administrative expenses increased to $54.7 million in fiscal 1997 from $23.0 million in fiscal 1996. Approximately $19.0 million of the $31.7 million increase was attributable to the fourth quarter charge, consisting primarily of write offs of certain franchise and other receivables as a result of the change in the Company's business strategy and financial uncertainties facing certain franchises in Eastern Europe and Asia. The remainder of the increase was due principally to the expansion of the Company's corporate infrastructure, including increased employee headcounts.

               DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from 3.5% of total revenues in fiscal 1996 to 4.2% of total revenues in fiscal 1997 due to increased depreciation on units constructed in 1996 and 1997 and a full year's amortization of goodwill on the units acquired by the Company in fiscal 1996.

               IMPAIRMENT OF LONG LIVED ASSETS. As a result of operating losses incurred and projected to continue at certain restaurant units, the Company recorded a noncash impairment charge of $48.7 in fiscal 1997 related to the writedown of long lived assets associated with certain underperforming units. The Company considered continued and projected operating losses or significant and long-term changes in market conditions to be its primary indicators of potential impairment. An impairment was recognized as the future projected undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long lived assets relating to the units. As a result, the carrying values of these assets were written down to their estimated fair values based on the projected discounted cash flows. No such charges were required in fiscal 1996.

               INTEREST INCOME (EXPENSE), NET. Net interest expense was ($2.9) million in fiscal 1996 compared to net interest income of $1.3 million in fiscal 1997. Proceeds from the Company's initial public offering in April of 1996 were utilized to extinguish Company debt and interest was earned on the investment of remaining funds.

               EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates increased from $4.3 million in fiscal 1996 to $6.9 million in fiscal 1997, primarily due to additional franchise openings by ECE and PH Asia in 1997 and earnings from the Company's investment in the Hotel Pennsylvania (OFFICIAL ALL STAR HOTEL).

               OTHER. Minority interests decreased from $1.0 million in fiscal 1996 to zero in fiscal 1997 due to the acquisition by the Company of all minority interests during fiscal 1996.

               PROVISION FOR INCOME TAXES. The provision for income taxes was $27.6 million or 36.5% of pre-taxable income in fiscal 1996 compared to $5.0 million or 37.5% in fiscal 1997. The increase in the Company's effective tax rate is primarily due to an increase in the percentage of total earnings from domestic units in fiscal 1997.

           EXTRAORDINARY ITEM, NET. In fiscal 1996, the Company incurred an extraordinary charge of $10.4 million, net of $6.0 million in taxes, as a result of the early extinguishment of long-term notes payable.

LIQUIDITY AND CAPITAL RESOURCES

        The following table presents a summary of the Company's cash flows for fiscal 1996, 1997 and 1998 (dollars in thousands):


                                                                             FISCAL
                                                              -------------------------------------
                                                                 1996          1997          1998
                                                              ---------     ---------     ---------
      Net cash provided by (used in) operating activities     $  48,830     $  31,273     $ (38,010)
      Net cash used in investing activities                     (73,870)     (151,952)     (110,105)
      Net cash provided by financing activities                  59,948        81,153       184,439
      Net effect of exchange rates on cash                         --          (1,216)          (13)
      Net increase (decrease) in cash and cash equivalents       34,908       (40,742)       36,337

        The Company's cash and cash equivalents increased to $45.4 million at December 27, 1998, from $9.1 million at December 28, 1997. The increase in cash and cash equivalents was primarily due to proceeds from the Company's issuance of $250.0 million of Senior Subordinated Notes in March 1998. These proceeds were used to repay borrowings under the Company's $100 million revolving credit facility and term loan, and to fund development activities in fiscal 1998.

        Net cash provided by financing activities in fiscal 1996, 1997 and 1998 was $59.9 million, $81.2 million and $184.4 million, respectively. In fiscal 1996, the primary source of financing was the initial public offering of the Company's common stock. In fiscal 1997, the primary sources of financing were borrowings on the Company's credit agreement and proceeds from a private sale of the Company's common stock. In fiscal 1998, the primary source of financing was the issuance of $250.0 million of Senior Subordinated Notes.

        Net cash provided by (used in) operating activities in fiscal 1996, 1997 and 1998 was $48.8 million, $31.3 million and ($38.0) million, respectively. The decrease in cash provided by operating activities from fiscal 1996 to fiscal 1997 was due primarily to the utilization of cash in fiscal 1997 for inventory and operating expenses. The decrease in cash provided by operating activities from fiscal 1997 to fiscal 1998 was primarily due to losses from operations. Expenditures for pre-opening expenses, which were capitalized and amortized over a 12-month period following the opening of a unit were $13.9 million in fiscal 1996 and $18.8 million in fiscal 1997. In fiscal 1998, the Company adopted SOP 98-5 and now expenses pre-opening costs as they are incurred. This change resulted in the Company recording $10.4 million of pre-opening expense in fiscal 1998.

        Net cash used in investing activities in fiscal 1996, 1997 and 1998 was $73.9 million, $152.0 million and $110.1 million, respectively. The increase in net cash used in investing activities from fiscal 1996 to fiscal 1997 was primarily the result of increased development and construction of new units and the construction of the Company's corporate headquarters. In fiscal 1998, investing activities decreased as the Company completed its corporate headquarters and opened fewer units than in fiscal 1997. Capital expenditures for fiscal 1996, 1997 and 1998 were $81.7 million, $120.0 million and $105.8 million, respectively.

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

        In September 1997, the Company replaced its existing $50 million credit facility with a $155 million multi-currency, long-term credit agreement (the "Credit Agreement") with a consortium of lenders for which SunTrust Bank, Central Florida, N.A., acted as agent. The Credit Agreement provided for a $100 million revolving credit facility, a $20 million long-term loan facility and a $35 million LIBOR-based leveraged lease facility. The Credit Agreement carried an annual facility fee on the total revolving credit portion and a commitment fee on the unused amount of the revolving credit portion. Interest rates were variable, with either prime or LIBOR indexes. At fiscal 1997 year end, the Company's weighted average borrowing rate under the Credit Agreement was 6.96%. The revolving credit facility matured in September 2000, the term loan facility matured in 1999 and the LIBOR-based leveraged lease facility had a base lease term of three years that could be extended up to 21 years. During 1997, the Company borrowed an aggregate of $42.0 million under the Credit Agreement.

        Under the terms of the Credit Agreement, the Company was required to meet certain minimum quarterly net worth, interest coverage and various other financial ratios. At December 28, 1997, the Company was in violation of one of the financial covenants. In March 1998, the lenders modified the covenant and waived the violation retroactively to December 28, 1997. In addition, the lenders agreed to amend various provisions of the Credit Agreement at or prior to the consummation of the Company's 1998 $250.0 million debt offering.

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

        Concurrent with the Notes offering, the Company replaced its Credit Agreement with a $65.0 million multi-currency revolving credit facility and a $35.0 million LIBOR-based leveraged lease facility (the "Credit Facility"). As a result of operating losses experienced in the third quarter of fiscal 1998, the Company was not in compliance with certain financial covenants of the Credit Facility (specifically, EBITDA and Fixed Charge Ratios, as such terms are defined in the Credit Facility documents). Effective December 8, 1998, the Company amended the Credit Facility with SunTrust Bank, Central Florida, N.A. and other lenders (as amended, the "New Credit Facility"). The revolving credit portion of the old Credit Facility was terminated and the New Credit Facility now provides for a $35.0 million LIBOR-based leveraged lease facility and up to $2.0 million coverage under an interest rate swap arrangement which provides hedging against interest rate movements under the leveraged lease facility. Interest rates are variable, with either prime or LIBOR indexes. The New Credit Facility matures on June 30, 1999. Principal payments under the leveraged lease facility were revised to require the following payments: (a) $10 million by December 8, 1998. (b) $12.5 million by March 31, 1999 and (c) the balance by June 30, 1999. The Company was also required to commence marketing both its headquarters property and the New York property underlying the leveraged lease and if such properties are sold, the proceeds will be applied as additional principal payments. The Company's obligations under the New Credit Facility are guaranteed by each of its material subsidiaries and are secured by a pledge of its stock in its subsidiaries and a mortgage of its headquarters property.

        The Company anticipates total capital expenditures to approximate $23.6 million in fiscal 1999. The Company's new strategic ventures are estimated to require $11.0 million, including $9.0 million for the PLANET MOVIES BY AMC venture and $2.0 million for the PLANET HOLLYWOOD HOTEL. The remaining $12.6 million is expected to be utilized mainly for restaurant refurbishments and computer system upgrades. Actual capital expenditures in 1999 could differ materially from this projection if the number of unit openings varies, if any strategic venture is delayed or if the Company accelerates or postpones certain other capital expenditures.

        The Company has never paid, and does not anticipate paying in the foreseeable future, any dividends on its common stock. The Company intends to retain its available cash to finance the development and growth of the Company. Furthermore, even if the Company desired to declare a dividend or other distribution on the Company's common stock, certain terms of the Company's revolving credit arrangements and the 1998 $250.0 million debt offering would limit the amount of any such dividend or distribution. Because the Company has never paid any dividends, and does not anticipate paying any in the foreseeable future, such restrictive terms should not have an impact on the Company's ability to meet its cash obligations.

        As reflected in the foregoing discussion, the Company has historically relied upon financing initiatives to fund capital expenditures and for working capital. The Company anticipates that it will continue to incur negative cash flows from the operation of the OFFICIAL ALL STAR CAFE, SOUND REPUBLIC and COOL PLANET units. Although the Company has implemented certain strategies in connection with the refocus of its core PLANET HOLLYWOOD operations, as discussed above, the Company currently expects continued underperformance from its PLANET HOLLYWOOD operations due to an expected continuing decline in same unit sales and margins in the near term. The Company also expects to incur some cash expenditures in connection with the disposition of assets. Consequently, the Company is discussing with bank representatives an extension of the $12.5 million payment due March 31, 1999, under the New Credit Facility, and the Company anticipates that it will delay the $15.0 million interest payment required under the senior subordinated notes due on April 1, 1999. While the Company expects to offset some of these obligations from the proceeds of the sale of assets, unless the sales can be completed on a timely basis and the Company realizes an improvement in its PLANET HOLLYWOOD operations, the Company's ability to meet its obligations will be dependant upon an infusion of capital, additional financing and/or a restructuring of its existing indebtedness. The Company is actively marketing certain assets and pursuing a variety of financing alternatives. There can be no assurance, however, that the Company will be able to effect any of these strategies on satisfactory terms, if at all.

OTHER INFORMATION

        YEAR 2000 COMPLIANCE. The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the Company's systems for Year 2000 compliance. The Company completed most of its domestic reprogramming in fiscal 1998, and testing efforts are expected to be substantially concluded by March 31, 1999. Further validation through testing will be conducted throughout calendar year 1999. In addition to the reprogramming of existing applications, the Company is in the process of implementing a new enterprise information system and a new point of sale system. Both systems will be Year 2000 compliant, with testing and implementation of the enterprise information system expected to be completed by April 1999 domestically and July 1999 internationally. The testing and implementation of the new point of sale system is expected to be completed by October 1999 domestically and November 1999 internationally.

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

        As of December 27, 1998, the Company had substantially completed an inventory of all information technology equipment and has begun addressing the Year 2000 readiness of such equipment. Non-information technology equipment will be inventoried by June 1999 at which time the Company will begin addressing the Year 2000 readiness of such equipment.

        The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, is expected to cost approximately $1.0 million from inception in fiscal 1997 through completion in fiscal 1999. Of these costs, approximately $0.3 million was incurred through December 27, 1998, with the remaining $0.7 million expected to be incurred in fiscal 1999. The Company's new enterprise information system is estimated to cost $4.0 million, of which $1.3 million was incurred through December 27, 1998. The remaining $2.7 million is expected to be incurred in fiscal 1999. The Company's new point-of-sale system is estimated to cost $6.5 million, and is expected to be financed through a five year lease.

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

        NEW ACCOUNTING STANDARDS. In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long lived assets. The Company previously capitalized unit preopening expenses and amortized such amounts over the unit's first year of operation. The Company elected to implement SOP 98-5 during the third quarter of fiscal 1998, effective as of the beginning of fiscal 1998. The cumulative effect of this accounting change was a charge to operations of $6.0 million, net of $3.6 million of related tax benefit, for the unamortized balance of preopening costs as of December 28, 1997.

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. Adoption of the statement, which is required for the Company's fiscal 2000 financial statements will have no significant impact on the accounting treatment related to the hedging programs the Company has undertaken.

        The American Institute of Certified Public Accountants adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. The SOP provides that software development costs, including external direct costs, internal payroll and related costs, and interest costs be capitalized and amortized over their useful lives. The financial statement impact of adopting the SOP was not material.

        In June 1997, the FASB adopted two standards, SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these new standards related to the display of financial information rather than impacting the computation of net income or earnings per share, and both are effective for the Company beginning in 1998. SFAS 130 requires that companies display "comprehensive income," which in addition to the current definition of net income, includes certain amounts recorded directly in equity. For the Company, the only such item is foreign currency translation adjustments. The new standard has been adopted by adding a column, which shows comprehensive income, to the statement of changes in shareholders' equity.

        SFAS 131 mandates the management approach to identifying business segments. Under the management approach, segments are defined as the organizational units that have been established for internal performance evaluation purposes. In adopting this standard, the Company has defined the three regions in which it operates to be its business segments. Since this information was already displayed as geographic information in the Company's prior years' financial statements, and the information included in management's discussion and analysis of results of operations was also organized in this manner, adoption of this standard did not have a significant impact on the Company's financial statements.

        IMPACT OF INFLATION AND INTERNATIONAL RISKS. Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates. A portion of the Company's sales comes from its international operations (See Note 14 to the Consolidated Financial Statements). Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.

        CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results. Currency fluctuations did not have a material effect on the Company's results in fiscal 1998.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Company's accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in Note 1 to the Company's Consolidated Financial Statements.

        The Company's net exposure to interest rate risk consists of exposure for interest rate swaps which are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. At December 27, 1998 the Company had exposure of $0.4 million for an interest rate swap agreement on its $35 million credit facility. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 27, 1998 would not be material.

        The Company purchases certain commodities such as beef, chicken, flour and cooking oil. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

        This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements

    FINANCIAL STATEMENTS:                                                       PAGE
    --------------------                                                        ----
    Report of Independent Certified Public Accountants.......................... 29
    Consolidated Balance Sheets at December 28, 1997 and December 27, 1998...... 30
    Consolidated Statements of Operations for the
    three years ended December 27, 1998......................................... 31
    Consolidated Statements of Changes in Stockholders'
    Equity for the three years ended December 27, 1998.......................... 32

    Consolidated Statements of Cash Flows for the
    three years ended December 27, 1998......................................... 33
    Notes to the Consolidated Financial Statements.............................. 34

    FINANCIAL STATEMENT SCHEDULES:
    ------------------------------
    For the year ended December 27, 1998
    II - Valuation and Qualifying Accounts

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Planet Hollywood International,
Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Planet Hollywood International, Inc. and its subsidiaries at December 28, 1997 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses in fiscal 1998 and the Company's revolving line of credit facility was terminated in December 1998 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
March 26, 1999
Orlando, Florida


PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000'S OMITTED)
DECEMBER 27, 1998
                                                                                 DECEMBER 28,   DECEMBER 27,
                                                                                     1997            1998
                                                                                ------------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $   9,089       $  45,426
    Accounts receivable, less allowance of $1,500 and $2,122                         25,084          16,740
    Inventories                                                                      42,612          19,186
    Deferred taxes                                                                   10,427            --
    Income taxes receivable                                                            --            12,308
    Pre-opening cost, net                                                             7,803            --
    Prepaid expenses and other assets                                                 7,082           6,271
                                                                                  ---------       ---------
        Total current assets                                                        102,097          99,931

Restricted cash and cash equivalents                                                   --            16,265
Property and equipment, net                                                         318,456         281,115
Goodwill                                                                             29,922          27,057
Deferred taxes                                                                        6,015            --
Other assets, net                                                                     8,665          16,417
Investment in affiliated entities                                                    40,404          31,842
                                                                                  ---------       ---------
        Total assets                                                              $ 505,559       $ 472,627
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $  54,100          35,111
    Accrued expenses                                                                 15,215          29,672
    Notes payable - current                                                           1,264          25,326
                                                                                  ---------       ---------
        Total current liabilities                                                    70,579          90,109

Deferred rentals                                                                     10,798          11,618
Notes payable                                                                        66,628         254,420
Capital lease obligation                                                              3,863           3,815
Deferred credits                                                                     15,150           6,350
                                                                                  ---------       ---------
        Total liabilities                                                           167,018         366,312
                                                                                  ---------       ---------
Commitments and contingencies (Note 12)

Stockholders' equity:
    Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued; preferences, limitations and rights to be established
      by the Board of Directors                                                        --              --
    Common stock - Class A voting, $.01 par value; 250,000,000 shares
      authorized; 97,127,526 and 97,325,796 issued and outstanding, respectively        972             974
    Common stock - Class B non-voting, $.01 par value, 25,000,000
      shares authorized; 11,545,706 issued and outstanding                              118             118
    Capital in excess of par value                                                  279,372         285,667
    Deferred compensation                                                            (4,125)           (225)
    Retained earnings (accumulated deficit)                                          66,644        (177,288)
    Cumulative currency translation adjustments                                      (4,440)         (2,931)
                                                                                  ---------       ---------
        Total stockholders' equity                                                  338,541         106,315
                                                                                  ---------       ---------
             Total liabilities and stockholders' equity                           $ 505,559       $ 472,627
                                                                                  =========       =========

   The accompanying notes are an integral part of these financial statements.

PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(000'S OMITTED)
DECEMBER 27, 1998


                                                              FISCAL        FISCAL        FISCAL
                                                               1996          1997          1998
                                                            ---------     ---------     ---------
REVENUES:
    Direct                                                  $ 347,436     $ 447,310     $ 367,296
    Royalty                                                     4,528        11,715         8,078
    Franchise                                                  21,400        16,100        11,600
                                                            ---------     ---------     ---------
                                                              373,364       475,125       386,974
                                                            ---------     ---------     ---------
COSTS AND EXPENSES:
    Cost of sales                                              90,816       119,449       110,874
    Operating                                                 156,893       208,484       237,930
    General and administative                                  23,041        54,683        64,548
    Preopening expenses                                        14,257        18,868        10,384
    Depreciation and amortization                              13,038        19,957        25,024
    Restructuring charges                                        --            --           6,925
    Accelerated compensation expense                             --            --           6,191
    Impairment of long lived assets                              --          48,699       125,843
                                                            ---------     ---------     ---------
                                                              298,045       470,140       587,719
                                                            ---------     ---------     ---------
Income (loss) from operations                                  75,319         4,985      (200,745)
                                                            ---------     ---------     ---------
NON-OPERATING (INCOME) EXPENSE
    Interest income                                            (2,121)       (1,327)       (4,847)
    Interest expense                                            4,995          --          25,822
    Equity in (income) loss of unconsolidated affiliates       (4,308)       (6,900)       11,022
                                                            ---------     ---------     ---------
                                                               (1,434)       (8,227)       31,997

Income before minority interests                               76,753        13,212      (232,742)
Minority interests                                              1,037          --            --
                                                            ---------     ---------     ---------
Income before provision for income taxes                       75,716        13,212      (232,742)
Provision for income taxes                                     27,636         4,954         5,206
                                                            ---------     ---------     ---------
Income (loss) before extraordinary item                        48,080         8,258      (237,948)
Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $5,991)                      10,421          --            --
Cumulative effect of change in accounting for preopening
    costs (net of income taxes of $3,590)                        --            --           5,984
                                                            ---------     ---------     ---------
Net income (loss)                                           $  37,659     $   8,258     $(243,932)
                                                            =========     =========     =========
EARNINGS PER SHARE:

    BASIC:
      Income (loss) before extraordinary item               $     .47     $     .08     $   (2.18)
      Extraordinary items                                        (.10)         --            --
      Cumulative effect of accounting change                     --            --            (.06)
                                                            ---------     ---------     ---------
      Net income (loss)                                     $     .37     $     .08     $   (2.24)
                                                            =========     =========     =========

    DILUTED:
      Income (loss) before extraordinary item               $     .47     $     .08     $   (2.17)
      Extraordinary item                                         (.10)         --            --
      Cumulative effect of accounting change                     --            --            (.06)
                                                            ---------     ---------     ---------
      Net income (loss)                                     $     .37     $     .08     $   (2.23)
                                                            =========     =========     =========

   The accompaning notes are an integral part of these financial statements.

PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)


                                          COMMON STOCK              COMMON STOCK
                                           CLASS A                    CLASS B               CAPITAL IN
                                  ------------------------     ----------------------       EXCESS OF
                                    SHARES        AMOUNT        SHARES        AMOUNT        PAR VALUE
                                  ----------     ---------     --------      --------      ----------
Balance at December 31, 1995         80,100      $     801     $    --       $    --       $   7,807
Net Income
Other Comprehensive income:
    Currency translation
      adjustment
    Comprehensive income
Proceeds from public offering        11,609            116                                   193,020
Shares issued for All-Star
    acquisition                                                   11,547           115
Shares issued for acquisition
    of minority interests             1,709             17                                    35,167
Conversion of redeemable
    warrants                          2,555             26                                    14,974
Celebrity restricted stock
    options and awards                                                                         1,727
Employee restricted stock
    awards
                                  ---------      ---------     ---------     ---------     ---------
Balance at December 31, 1996         95,973            960        11,547           115       252,695
Net Income
Other Comprehensive income:
    Currency translation
      adjustment
    Comprehensive income
Celebrity restricted stock
    options and awards                                               218             3         5,959
Proceeds from sale of stock           1,087             11                                    19,555
Exercise of stock options               108              1                                     1,163
Employee restricted stock
    awards
Retirement of employee
    restricted stock                    (40)
                                  ---------      ---------     ---------     ---------     ---------
Balance at December 31, 1997         97,128            972        11,765           118       279,372
Net Loss
Other Comprehensive income:
    Currency translation
      adjustment
    Comprehensive loss
Stock issuance                          190              2                                     1,198
Celebrity restricted stock
    options and awards                                                                         5,036
Exercise of stock options                 8           --                                          61
Employee restricted stock
    awards
                                  ---------      ---------     ---------     ---------     ---------
Balance at December 31, 1998      $  97,326      $     974     $  11,765     $     118     $ 285,667
                                  ---------      ---------     ---------     ---------     ---------


                                                                                ACCUMULATED
                                                                                   OTHER         TOTAL
                                 COMPREHENSIVE   RETAINED         DEFERRED     COMPREHENSIVE  STOCKHOLDERS'
                                    INCOME       EARNINGS       COMPENSATION      INCOME        EQUITY
                                 --------------  ---------      ------------   -------------  -------------
Balance at December 31, 1995                     $  20,727      $    (770)     $    (420)     $  28,145
Net Income                        $  37,659         37,659                                       37,659
Other Comprehensive income:
    Currency translation
      adjustment                        920                                          920            920
                                  ---------
    Comprehensive income          $  38,579
                                  =========
Proceeds from public offering                                                                   193,136
Shares issued for All-Star
    acquisition                                                                                     115
Shares issued for acquisition
    of minority interests                                                                        35,184
Conversion of redeemable
    warrants                                                                                     15,000
Celebrity restricted stock
    options and awards                                                                            1,727
Employee restricted stock
    awards                                                            245                           245
                                                 ---------      ---------      ---------      ---------
Balance at December 31, 1996                        58,386           (525)           500        312,131
Net Income                        $   8,258          8,258                                        8,258
Other Comprehensive income:
    Currency translation
      adjustment                     (4,940)                                      (4,940)        (4,940)
                                  ---------
    Comprehensive income          $   3,318
                                  =========
Celebrity restricted stock
    options and awards                                             (3,800)                        2,162
Proceeds from sale of stock                                                                      19,566
Exercise of stock options                                                                         1,164
Employee restricted stock
    awards                                                            200                           200
Retirement of employee
    restricted stock
                                                 ---------      ---------      ---------      ---------
Balance at December 31, 1997                        66,644         (4,125)        (4,440)       338,541
Net Loss                          $(243,932)      (243,932)                                    (243,932)
Other Comprehensive income:
    Currency translation
      adjustment                      1,509                                        1,509          1,509
                                  ---------                                    ---------       --------
    Comprehensive loss            $(242,423)
                                  =========
Stock issuance                                                                                    1,200
Celebrity restricted stock
    options and awards                                              3,700                         8,736
Exercise of stock options                                                                            61
Employee restricted stock
    awards                                                            200                           200
                                                 ---------      ---------      ---------      ---------
Balance at December 31, 1998                     $(177,288)     $    (225)     $  (2,931)     $ 106,315
                                                 ---------      ---------      ---------      ---------

   The accompanying notes are an integral part of these financial statements.

PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                                            FISCAL        FISCAL      FISCAL
                                                                                             1996          1997        1998
                                                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                      $  37,659    $   8,258    $(243,932)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                                                            11,620       18,173       22,129
      Amortization                                                                            15,676       20,652        2,895
      Extraordinary item                                                                      10,421         --           --
      Impairment of long lived assets                                                           --         48,699      125,843
      Cumulative effect of change in accounting principle                                       --           --          5,984
      Amortization of discount on senior subordinated notes, debt issue
        costs and line of credit costs                                                         1,167         --          3,954
      Amortization of celebrity restricted stock options and awards                            1,268        2,864        8,736
      Minority interests                                                                       1,037         --           --
      Equity in income of unconsolidated affiliates                                           (4,308)      (6,900)      11,022
      Changes in assets and liabilities:
        Accounts receivable                                                                  (15,604)      (4,959)       9,015
        Income taxes receivable                                                                 --           --        (12,308)
        Inventories                                                                           (7,747)     (22,008)      23,426
        Prepaid expenses and other assets                                                     (1,778)      (3,604)         811
        Preopening costs                                                                     (13,916)     (19,869)        --
        Deferred income taxes                                                                  5,711      (10,125)      20,032
        Accounts payable and accrued expenses                                                  3,230        4,780       (3,558)
        Deferred rentals                                                                       3,827          469          820
        Deferred credits                                                                         100       (1,950)      (8,800)
        Other, net                                                                               467       (3,207)      (4,079)
                                                                                           ---------    ---------    ---------
        Net cash provided by (used in) operating activities                                   48,830       31,273      (38,010)
                                                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                      (81,675)    (120,033)    (105,819)
    Proceeds from sale of subsidiary interests                                                  --           --          2,250
    Proceeds from sale of transportation equipment                                             7,936         --           --
    Purchase of restaurant from franchisee                                                      --         (8,083)      (2,521)
    Investment in affiliated entities                                                           (131)     (22,721)      (2,749)
    Other                                                                                       --         (1,115)      (1,253)
                                                                                           ---------    ---------    ---------
        Net cash used in investing activities                                                (73,870)    (151,952)    (110,105)
                                                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in restricted cash and investments                                                    610         --        (16,265)
    Proceeds from issuance of senior subordinated notes                                         --           --        250,000
    Distributions to minority interests                                                         (271)        --           --
    Proceeds from issuance of common stock                                                   196,581       19,137         --
    Proceeds from exercise of options                                                           --            891           61
    Proceeds from issuance of notes payable                                                    3,360       63,028       34,809
    IPO costs and financing costs capitalized                                                 (3,445)        --           --
    Deferred financing costs                                                                    (698)      (1,020)     (11,163)
    Repayment of stockholder notes payable                                                   (70,750)        --           --
    Repayment of notes payable                                                               (65,439)        (883)     (73,003)
                                                                                           ---------    ---------    ---------
        Net cash provided by financing activities                                             59,948       81,153      184,439
                                                                                           ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         --         (1,216)         (13)
                                                                                           ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          34,908      (40,742)      36,337
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              14,923       49,831        9,089
                                                                                           ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  49,831    $   9,089    $  45,426
                                                                                           ---------    ---------    ---------

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

        The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years ended December 29, 1996 , December 28, 1997 and December 27, 1998 are herein referred to as "fiscal 1996", "fiscal 1997" and "fiscal 1998", respectively. All years presented herein are 52 week years.

        DESCRIPTION OF BUSINESS

        The Company's primary business is to operate distinctive entertainment-oriented restaurants along with merchandise shops. The Company currently operates under the PLANET HOLLYWOOD, OFFICIAL ALL STAR CAFE, SOUND REPUBLIC, and COOL PLANET brands. Direct revenues in the accompanying financial statements include sales of food, beverage and merchandise.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits, certificates of deposit and commercial paper. At December 27, 1998, the Company had $9,200 of cash restricted as to use as collateral for letters of credit and $7,000 of cash escrowed for the construction of Company's New York Hotel project.

        INVENTORIES

        Inventories, consisting primarily of merchandise, are valued at the lower of cost (determined by the first-in, first-out method) or market.

        PREOPENING COSTS

        In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires expensing as incurred all pre-opening costs that are not otherwise capitalizable as long-lived assets. As a result of the Company's adoption of SOP 98-5, the Company recognized a $6,000 charge for the cumulative effect of the change in accounting principle, net of the related income tax effect of $3,600. The Company previously capitalized unit pre-opening expenses and amortized such amounts over the units' first year of operation.

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

for by using the straight-line method over the following useful lives:

                                                                 YEARS
                                                                 -----
        Furniture and equipment                                  5-10
        Memorabilia                                                20
        Leasehold improvements                                   5-30

        Expenditures for additions and improvements which extend the life of the assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation of memorabilia commences when it is placed in service upon its installation at a unit location.

        In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

        GOODWILL

        The excess of purchase price over the fair value of assets acquired is amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill at December 28, 1997 and December 27, 1998 was $2,400 and $4,100, respectively.

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

        FRANCHISE AND ROYALTY REVENUES

        Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts.

        ADVERTISING AND PROMOTIONAL COSTS

        All costs associated with advertising and promoting the Company's brands are expensed in the period incurred. Advertising expense for fiscal 1996, 1997 and 1998 totaled $2,800, $6,300 and $7,500, respectively.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        INCOME TAXES

        Deferred taxes are provided for the tax effects of the differences between the carrying value of assets and liabilities for tax and financial reporting purposes. These differences relate primarily to differences in depreciable lives and amortization periods for property and equipment and preopening costs, deferred rentals, the timing of franchise revenue recognition, net operating losses, certain accrued expenses and reserves. Deferred tax assets and liabilities represent the future tax consequence of those differences. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets.

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

        STOCK-BASED COMPENSATION

        The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123. Options granted to celebrities are recorded at their estimated fair value at the date of grant and the expense recognized over the periods benefited, generally 5 years.

        EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents related to stock options for each period.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        A reconciliation of weighted average number of common shares to weighted average number of common shares plus common stock equivalents is as follows:

                                                    1996       1997       1998
                                                   -------    -------    -------
        Weighted average number of
          common shares                            100,741    108,465    109,073

        Stock options and awards                     1,849      1,340        391
                                                   -------    -------    -------

        Weighted average number of common
          shares plus common stock equivalents     102,590    109,805    109,464
                                                   -------    -------    -------

        Options to purchase 3 million and 9 million shares of common stock were not included in the computation of diluted earnings per common share in fiscal 1997 and 1998 because the option exercise price was greater that the average market price of the stock.

        COMPREHENSIVE INCOME

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income and its components. All items required to be recognized as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for financial statements with fiscal years beginning after December 15, 1997. All prior period information presented has been restated to conform to this pronouncement. The Company's "Other comprehensive income" consists solely of currency translation adjustments.

        LEASES

        The Company has various non-cancelable operating and capital lease agreements, primarily unit sites. Unit leases are established using a base amount and/or a percentage of sales. Certain of these leases provide for escalating lease payments over the terms of the leases. For financial statement purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of cash, cash equivalents, receivables and accounts payable approximate the fair value because of the short maturity of these instruments. The carrying value of notes payable approximate fair value as interest rates vary with market interest rates. The fair value of the $250,000 12% Senior Subordinated Notes approximated $93,000 at December 27, 1998, based on recent market trades.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        CONCENTRATION OF CREDIT RISK

        Franchisee receivables subject the Company to credit risk. The Company's franchisee receivables are derived primarily from royalties on franchisee sales, sales of merchandise to franchisees and the reimbursement of various costs incurred on behalf of franchisees.

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

        RECLASSIFICATIONS

        Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the fiscal 1998 presentation.

2.      GOING CONCERN

        The Company incurred significant losses in 1998 and the Company's revolving credit facility was terminated in December 1998. Further, the Company anticipates that it will continue to incur negative cash flows from the operation of the OFFICIAL ALL STAR CAFE, SOUND REPUBLIC and COOL PLANET units. Although the Company has implemented certain strategies in connection with the refocus of its core PLANET HOLLYWOOD operations, the Company currently expects continued under-performance from its PLANET HOLLYWOOD operations due to an expected continuing decline in same unit sales and margins in the near term. Consequently, the Company is discussing with bank representatives an extension of the $12,500 payment due March 31, 1999 under the Company's bank credit facility, and the Company anticipates that it will delay the $15,000 interest payment required under the Senior Subordinated Notes due on April 1, 1999. While the Company expects to offset some of these obligations from the proceeds of the planned sale of assets, unless the sales can be completed on a timely basis and the Company realizes an improvement in its PLANET HOLLYWOOD operations, the Company's ability to meet its obligations will be dependant upon an infusion of capital, additional financing and/or a restructuring of its existing indebtedness. The Company is actively marketing certain assets and pursuing a variety of financing alternatives. There can be no assurance, however, that the Company would be able to effect any of these strategies on satisfactory terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.      IMPAIRMENT OF LONG LIVED ASSETS AND RESTRUCTURING CHARGES

        In 1998, the Company experienced declines in same unit revenues and disappointing operating results at its restaurants. As a result, the Company re-evaluated its long term growth strategy. This re-evaluation led to the Company's decision to perform the following steps in order to refocus its resources on the PLANET HOLLYWOOD brand:

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         o Ceased the development of its SOUND REPUBLIC unit in New York City.
         o Joint venture, franchise, sell or otherwise dispose of its SOUND Republic, OFFICIAL ALL STAR CAFE and COOL PLANET locations.
         o Identify franchise opportunities for selected international Company-owned PLANET HOLLYWOOD locations.
         o Explore opportunities to raise capital through the sale of certain assets.
         o Refocus on its core PLANET HOLLYWOOD operations by introducing a new menu, updating the look and appearance of the restaurants, launching a new merchandise strategy aimed at providing more fashion-oriented merchandise through the introduction of seasonal lines, and initiating a new marketing and public relations strategy aimed at delivering a fresh, exciting and consistent message to consumers.

        In conjunction with these changes, the Company recorded charges totaling $139,000 relating to the write-down of long lived assets, restructuring and severance costs and accelerated celebrity compensation costs. The charge was recorded as follow:

                                                       OFFICIAL
                                         PLANET        ALL STAR        SOUND          COOL
       FISCAL 1998                      HOLLYWOOD        CAFE         REPUBLIC        PLANET        CORPORATE       TOTAL
-------------------------------         ---------      --------       --------       --------       ---------      --------
Impairment of long lived assets         $ 33,492       $ 47,284       $ 37,133       $  3,748       $  4,186       $125,843

Celebrity stock option
    expense                                 --            4,746          1,445           --             --            6,191
                                        --------       --------       --------       --------       --------       --------
                                        $ 33,492       $ 52,030       $ 38,578       $  3,748       $  4,186       $132,034
                                        ========       ========       ========       ========       ========       ========
Restructuring costs:

    Employee severance                  $   --         $   --         $   --         $   --         $  2,940       $  2,940

Lease termination costs for units
    closed or not be opened                  700            300          2,480           --              505          3,985
                                        --------       --------       --------       --------       --------       --------
Total restructuring costs               $    700       $    300       $  2,480       $   --         $  3,445       $  6,925
                                        ========       ========       ========       ========       ========       ========
Total fiscal 1998 Charges               $ 34,192       $ 52,330       $ 41,058       $  3,748       $  7,631       $138,959
                                        ========       ========       ========       ========       ========       ========
       FISCAL 1997
-------------------------------
Impairment of long lived assets         $ 25,200       $ 21,194       $   --         $   --         $  2,305       $ 48,699
                                        --------       --------       --------       --------       --------       --------

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        As a result of operating losses incurred in fiscal 1998, projected future losses for certain of the Company's restaurant units and the Company's decision to focus its resources on the PLANET HOLLYWOOD concept only, the Company recorded an impairment charge of $125,800 relating to certain non-performing domestic and foreign PLANET HOLLYWOOD units as well as all assets associated with the Company's OFFICIAL ALL STAR CAFE, COOL PLANET and SOUND REPUBLIC concepts. The Company considers continued and projected operating losses to be its primary indicators of potential impairment. An impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of the long-lived assets. As a result, the carrying values of these assets were written down to their estimated fair values based on these criteria.

        PLANET HOLLYWOOD UNITS. An impairment of $33,500 for PLANET HOLLYWOOD units was recorded as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying values of these assets. The units written down are primarily located in European or Canadian markets and the Company is exploring various opportunities to franchise, or otherwise dispose of these units. Lease termination costs totaling $700 were recorded for two locations which the Company is closing. Also included in this amount was a charge for the Company's PLANET HOLLYWOOD Boston unit for the anticipated loss which will be incurred on the sale of the assets currently under construction at this site.

        OFFICIAL ALL STAR CAFE UNITS. The OFFICIAL ALL STAR CAFE units were deemed impaired due to the future undiscounted cash flows being insufficient to recover the related carrying values of these assets. The Company has discontinued the expansion of this concept and is exploring various opportunities to joint venture, franchise, sell or otherwise dispose of these units. Lease termination costs of $300 were recorded for a site which will not be developed. As a result of the Company's decision to discontinue the expansion of this concept, the Company also recorded a $500 charge for the write-down of OFFICIAL ALL STAR CAFE trademark costs and a $4,700 charge was recorded to expense options granted to celebrities associated with the OFFICIAL ALL STAR CAFE units. These options were previously being amortized over the life of the celebrity agreements; however, given the Company's plans to discontinue expansion of this concept, all remaining amounts were expensed in 1998.

        SOUND REPUBLIC UNITS. The Company opened its first SOUND REPUBLIC in the fall of fiscal 1998 in London, England and was constructing a second unit in New York City which was scheduled to open in the summer of 1999. As part of its decision to focus on the core PLANET HOLLYWOOD concept, the Company has stopped the expansion of this concept and is exploring opportunities to joint venture, franchise, sell or otherwise dispose of the unit in London and the unit under construction in New York City. A $27,900 charge was recorded for the impairment of the London unit based on continued and projected operating losses for the unit. An impairment charge of $9,000 was recorded for the New York SOUND REPUBLIC site based on estimated proceeds from the sale of the assets under construction. The total carrying value of the New York project is $16,000, of which $13,300 was spent at December 27, 1998. The Company has also written off the trademark costs of $200 associated with this brand due to management's decision to exit the sites associated with this concept and $1,400 was recorded to expense options granted to celebrities associated with the SOUND REPUBLIC. A reserve of $2,500 was recorded by the Company for estimated lease termination costs for certain SOUND REPUBLIC sites which will not be developed. The Company is negotiating with landlords and potential tenants in an attempt to have these leases terminated or assigned.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        COOL PLANET UNITS. During the summer and fall of 1998, the Company opened its first three COOL PLANET units in California. These ice cream and dessert units feature COOL PLANET ice cream products and a decor derived from the PLANET HOLLYWOOD units. The Company plans to joint venture, franchise, sell or otherwise dispose of these units. A charge of $1,900 was recorded to write-down the assets associated with these units. Additionally, the Company recorded an impairment of $1,800 for a prepaid celebrity promotional agreement associated with the COOL PLANET concept. The agreement was being amortized over a five year period; however, due to the Company's plans to no longer operate these units, the unamortized amount was written off in the fourth quarter of 1998.

        CORPORATE. In the fourth quarter of 1998, the Company's credit facility with SunTrust Bank, Central Florida, N.A. and other lenders was amended. The amendment required the Company to commence marketing its headquarters property in Orlando, Florida and its New York Hotel property. An impairment of $2,800 was recorded on the headquarters property for the excess of the carrying value of the property over its fair value. The Company is currently in the process of negotiating a sale-leaseback on the property and anticipates the sale to be completed in the spring of 1999. In conjunction with the Company's decision to postpone any further development of its concepts, an impairment of $1,400 was recorded for costs incurred for sites that will not be developed and for various memorabilia items.

        In November 1999, the Company terminated 60 employees from its corporate staff. Total costs paid to terminated employees in 1998 were $1,400. Approximately $1,500 was accrued at December 27, 1998 for future severance payments and outplacement services to be provided to these employees. As a result of the terminations, the Company closed several satellite offices. Approximately $500 has been recorded as a reserve for lease terminations costs associated with these offices.

        In fiscal 1997, the Company recorded a non-cash impairment charge of $48,700 related to a write-down of long lived assets relating to certain non-performing domestic and foreign restaurant units. An impairment was recognized as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long-lived assets relating to the units. As a result, the carrying values of these assets were written down to their estimated fair values, based on the Company's estimates of future discounted cash flows.

4.      ACQUISITIONS AND DIVESTITURES

        In August 1995, the Company entered into an agreement whereby the Company purchased a 57.9% interest in All Star Cafe, Inc. ("All Star") for $600 from the Company's President, who is a stockholder of All Star, and the All Star Cafe Trust (the "Trust"), a trust established for the benefit of the President's children (collectively the "Sellers").

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

        During 1996, the Company acquired the remaining minority interests in PH London and the minority interests in the Company's subsidiaries that operate PLANET HOLLYWOOD units in Maui, Washington D.C. and New York. These acquisitions were accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $23,100 and has been recorded as goodwill which is being amortized on a straight line basis over twenty years.

        The results of operations for All Star, PH London and the minority interests in Maui, Washington D.C. and New York after their respective acquisition dates are included in the fiscal 1996 consolidated statement of operations.

        The following unaudited pro forma information has been prepared assuming that the acquisitions of the minority interests took place at the beginning of fiscal 1996. The unaudited pro forma financial information does not purport to be indicative of the results of operations had the transaction been effected at the beginning of fiscal 1996, nor to project results for any future period:

        Revenues                                                   $373,364
        Income before extraordinary item                             48,500
        Net income                                                   38,079
        Basic earnings per share before extraordinary item              .48
        Basic earnings per share - net income                           .38
        Diluted earnings per share before extraordinary item            .47
        Diluted earnings per share - net income                         .37

        In November 1996, the Company entered into an agreement to purchase the net assets of a domestic franchise unit for $8,000. The acquisition was completed in January 1997.

5.      PROPERTY AND EQUIPMENT
        The components of property and equipment are as follows:

                                           DECEMBER 28,       DECEMBER 27,
                                              1997               1998
                                              ----               ----
        Leasehold improvements              $211,030           $179,309
        Furniture and equipment               59,990             52,940
        Memorabilia                           33,274             33,062
        Land                                   5,051                 --
        Capital lease                          3,900              3,900
        Construction in progress              42,878              2,426
        Assets held for sale                      --             60,729
                                            --------           --------
                                             356,123            332,366
        Less - accumulated depreciation      (37,667)           (51,251)
                                            --------           --------
                                            $318,456           $281,115
                                            ========           ========

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.      INVESTMENT IN UNCONSOLIDATED AFFILIATES

        The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. These affiliated companies and the percentage interest held by the Company consist of PH Asia (50%), ECE (20%), Hotel Pennsylvania (20%) and Planet Zurich (50%).

        The Company owns a 50% equity interest in PH Asia, which operates and franchises PLANET Hollywood and OFFICIAL ALL STAR CAFE units in the Pacific Rim. The remaining interest in PH Asia is owned by an entity controlled by a company in which a director of the Company is a major shareholder.

        The Company owns a 20% equity interest in ECE, a Mexican company, which operates themed restaurant/retail units in Mexico, South America and the Caribbean (see Note 10). In January 1997, ECE issued 21,587,145 shares of common stock. The Company purchased 4,317,429 shares for $6,100 in order to retain its 20% equity interest in ECE. At December 28, 1997, the Company's share of the underlying net assets of ECE exceeded the investment by $2,400. The excess is being amortized over 20 years.

        In September 1997, the Company entered into a venture to remodel and renovate the Hotel Pennsylvania in New York City. During 1997, the Company advanced the venture $9,600 and estimates that total funding requirements for its 20% equity investment in the venture to be $20,000. The renovated hotel will be branded the Official All-Star Hotel, and the Company will receive royalties for the use of its "Official All Star Hotel" trademark.

        In December 1997, the Company entered into a joint venture to construct a 50 story, 550 room movie themed hotel in New York City. The Company has funded $5,000 of its anticipated initial investment of $7,000. In addition to participation in the hotel's profits through its equity interest in the joint venture, the Company will receive a license fee for the use of the PLANET HOLLYWOOD name and logo. The Company entered into a $35,000 LIBOR-based leveraged operating lease for the construction of a restaurant in the hotel (see Note 8).

        Condensed financial information for affiliated companies accounted for by the equity method is as follows:

                                                              1997                              1998
                                                 -------------------------------   -------------------------------
        BALANCE SHEET DATA:                       PH ASIA     OTHER       TOTAL     PH ASIA     OTHER      TOTAL
        -------------------                       -------     -----       -----     -------     -----      -----
           Current assets                        $ 17,370  $ 206,142   $ 223,512   $ 12,387  $  32,114  $  44,501
           Non-current assets                      24,578     89,767     114,345     22,090    132,292    154,382
                                                 --------  ---------   ---------   --------  ---------  ---------
           Total assets                          $ 41,948  $ 295,909   $ 337,857   $ 34,477  $ 164,406  $ 198,883
                                                 ========  =========   =========   ========  =========  =========

           Current liabilities                   $  9,255  $  13,300   $  22,555   $  9,695  $  16,291  $  25,986
           Other liabilities                       25,219    139,804     165,023     25,695     79,544    105,240
           Stockholders' equity                     7,474    142,805     150,279       (913)    68,571     67,657
                                                 --------  ---------   ---------    -------  ---------  ---------
           Total liabilities and stockholders'
               equity                            $ 41,948  $ 295,909   $ 337,857   $ 34,477  $ 164,406  $ 198,883
                                                  =======  =========   =========   ========  =========  =========

                                               1996                           1997                          1998
                                     -------------------------     --------------------------     ---------------------------
OPERATING DATA:                      PH ASIA   OTHER    TOTAL      PH ASIA    OTHER     TOTAL     PH ASIA   OTHER     TOTAL
---------------                      -------   -----    -----      -------    -----     -----     -------   -----     -----
Revenue                              $27,993  $55,126  $83,119     $43,332   $72,606  $115,938    $44,626  $122,251  $166,877
Operating income                       3,073   19,194   22,267       7,073    25,893    32,996     (9,858)   26,679    16,821
Net income (loss)                      2,530    6,818    9,348       6,196    15,296    21,492    (12,251)  (15,792)  (28,048)
Company's interest in net income
     (loss)                            1,200    3,108    4,308       3,250     3,650     6,900     (4,875)   (3,199)   (8,074)

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.      ACCRUED EXPENSES

        Accrued expenses are summarized as follows:

                                            DECEMBER 28,     DECEMBER 27,
                                               1997             1998
                                               ----             ----
        Accrued interest                    $     319        $   7,690
        Accrued rent                            3,318            4,328
        Accrued payroll & related benefits      3,776            3,797
        Accrued restructuring costs                --            5,524
        Accrued insurance                       2,447            4,845
        Accrued taxes                           1,820               --
        Other                                   3,535            3,488
                                            ---------        ---------
                                            $  15,215        $  29,672
                                            =========        =========

8.      NOTES PAYABLE

        Notes payable are summarized as follows:

                                           DECEMBER 28,      DECEMBER 27,
                                              1997              1998
                                              ----              ----
        12% Senior Subordinated
           Notes due 2005                   $     --         $ 250,000
        Lease facility note                       --            25,000
        Revolving line of credit               42,000              --
        Term loan                              20,000              --
        Capital lease payable                   3,872            3,845
        Other notes payable                     5,883            4,907
                                            ---------        ---------
                                               71,755          283,752
        Less current portion                   (1,264)         (25,517)
                                            ---------        ---------
                                            $  70,491        $ 258,235
                                            =========        =========

        In August 1995, the Company issued $60,000 10% Senior Subordinated Notes (the "1995 Notes") due in 2000 with warrants to purchase Class A common stock (see Note 9). A portion of the proceeds from the 1995 Notes were used to repay $21,600 to the principal stockholders or their affiliates for amounts previously borrowed. During fiscal 1996, approximately $2,200 was charged to interest expense for these loans. In connection with the 1996 initial public offering of stock, the Company repaid the 1995 Notes from a portion of the offering's proceeds. The Company incurred a one-time extraordinary charge of $10,400, net of $5,900 in taxes, as a result of the early extinguishment of the 1995 Notes.

        In fiscal 1996, notes due to stockholders totaling $70,800 were repaid from the proceeds of the initial public offering of stock.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        In September 1997, the Company replaced its existing $50,000 credit facility with a $155,000 multi-currency, long-term credit facility with a consortium of financial institutions. The facility consisted of a $100,000 revolving credit facility and a $20,000 long-term loan facility. In March 1998, this was replaced, concurrent with the notes offering, with a $65,000 multi-currency revolving credit facility and a $35,000 LIBOR-based leveraged lease facility. Interest rates were variable, with either prime or LIBOR indexes.

        In March 1998, the Company issued $250,000 12% Senior Subordinated Notes due in 2005. Interest on the notes will be payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1998. The notes mature on April 1, 2005. The documents governing the notes contain certain covenants, which, among other things, restrict the (i) issuance of additional debt and preferred stock (ii), payment or dividends and (iii) sale of assets.

        In December 1998, the Company amended the existing $65,000 multi-currency revolving credit facility and $35,000 LIBOR-based leveraged lease facility with SunTrust Bank, Central Florida, N.A. and other lenders. The revolving credit portion of the old credit facility has been terminated and the credit facility now provides for a $35,000 LIBOR-based leveraged lease facility and up to $2,000 coverage under an interest rate swap arrangement, which provides hedging against interest rate movements under the leveraged lease facility. Interest rates are variable, with either prime or LIBOR indexes. The credit facility matures on June 30, 1999. Principal payments under the leveraged lease facility were or are required in the amounts of (a) $10,000 by December 8, 1998, (b) $12,500 by March 31, 1999 and (c) the balance by June 30, 1999. The Company is also required to commence marketing both the headquarters property and the New York movie themed hotel property underlying the leveraged lease and, if such properties are sold, the proceeds will be applied as principal payments. The obligations under the credit facility are guaranteed by each of the material subsidiaries and secured by the mortgage of the headquarters property.

        At year-end, the Company's weighted average rate on outstanding borrowings under the facility was 8.25% while the term loan facility matures in 1999. The credit facility also provides for the Company to have up to $10,000 in letters of credit. At December 27, 1998, the Company had outstanding letters of credit totaling $9,200 (see Note 1).

        In connection with the lease facility note, the Company entered into an interest rate swap agreement. The swap agreement effectively converts this note from floating-rate debt to fixed rate debt with interest at 5.83%. The differential in the rates is accrued as interest rates change and is recorded as an adjustment to interest expense. The swap agreement matures in November 2000. The estimated fair value of the swap agreement was a loss of $400 at December 27, 1998.

        During fiscal 1996, 1997 and 1998, approximately $6,100 and $2,600, and $30,000 respectively, was charged to interest expense and approximately $1,100, $2,600 and $4,900 in fiscal 1996, 1997 and 1998, respectively, of interest was capitalized.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        Aggregate principal amounts maturing in each of the five fiscal years subsequent to fiscal 1998 and thereafter are summarized as follows:

               FISCAL
               ------
               1999                       $25,517
               2000                           512
               2001                           555
               2002                           601
               2003                           652
               Thereafter                 255,915

9.      STOCKHOLDERS' EQUITY AND REDEEMABLE WARRANTS

        STOCKHOLDERS' EQUITY

        In April 1996, the Company completed an initial public offering of 12,406,452 shares of common stock at an offering price of $18.00 per share, including 1,618,233 shares from the exercise of the Underwriters' over allotment option. The Company received net proceeds of approximately $193,100.

        In April 1997, the Company issued 1,087,000 shares of Class A Common Stock to an investor in conjunction with the consummation of a franchise agreement with the investor. Approximately $19,600 was received for the shares issued.

        In January 1997, the Company issued 218,438 shares of restricted Class B Common Stock to certain celebrities. The shares were valued at their estimated market value totaling $4,000. Deferred compensation expense has been reflected as a reduction of stockholders' equity and is being amortized over the period benefited. The deferred compensation expense was accelerated for certain celebrities associated with the OFFICIAL ALL STAR CAFE concept (see Note 3.)

        In April 1998, the Company issued 190,476 unregistered shares of Class A Common Stock to consultants retained to assist the Company with relations and promotions in the entertainment industry. The shares were valued at their estimated discounted market value totaling $1,200 and recorded as prepaid promotional services. These prepaid services are being amortized over one year.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        REDEEMABLE WARRANTS

        In connection with the issuance of the 1995 Notes (see Note 8), the Company issued warrants to purchase up to 5,112,765 shares of common stock at an exercise price of $0.01 per share. The proceeds of the offering were allocated between the Notes and warrants based upon their fair values at the date of issuance. The number of shares which may be purchased upon exercise of the warrants were subject to increase or decrease by up to 50% based upon the total rate of return to the holders upon repayment of the Notes, including the fair value of the warrants at the date they become exercisable or are deemed exercised. The warrants became exercisable upon the repayment of the Notes. The number of warrants which may be exercised were reduced by 50% to 2,556,383 based upon the total rate of return to the holders at the date of repayment of the Notes. In connection with the initial public offering of stock in fiscal 1996, warrants to purchase 788,219 shares were exercised. In 1996, the Company registered the shares issued upon the exercise of the remaining warrants.

        STOCK OPTIONS

        During 1995, the Board of Directors adopted the 1995 Stock Option Award and Incentive Plan ("1995 Stock Plan"). The 1995 Stock Plan calls for up to 4,000,000 shares of Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Stock Plan was amended to provide for 5,000,000 shares of Class A common stock to be available. In May 1997, the 1998 Stock Plan was amended to provide for 6,000,000 shares of Class A common stock to be available. In October 1998, the 1995 stock Plan was amended to provide for 7,000,000 shares of Class A common stock to be available. Under the 1995 Stock Plan, options and/or stock appreciation rights may be granted to officers and employees of the Company, and certain of the Company's independent contractors, to purchase Class A common stock. During 1996, 1997 and 1998, options to purchase 3,051,161, 839,800 and
        8,157,379 shares, respectively, of Class A common stock were granted under the 1995 Stock Plan at the estimated fair market value at the date of grant. These options vest and are exercisable over a period of four years and expire five years from the date of grant. In December 1998, the Company canceled options to purchase 5,104,694 shares with an average exercise price of $11.80 and granted new options to the same individuals with an exercise price of $2.50.

        During 1995, the Board of Directors adopted the 1995 Celebrity Stock Option Award and Incentive Plan ("1995 Celebrity Plan"). The 1995 Celebrity Plan calls for up to 4,000,000 shares of the Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Celebrity Plan was amended to provide for 6,000,000 shares of Class A Common Stock to be available. During fiscal 1996, 1997, and 1998, options to purchase 3,051,161, 1,895,000 and 951,166 shares, respectively, of Class A common stock were granted under the 1995 Celebrity Plan at the estimated fair market value at the date of grant. In February 1998, the Company reset the exercise price of options to purchase 400,000 shares with an average exercise price of $16.14 to $7.50. In December 1998, the company cancelled options to purchase 48,333 options with an average exercise price of $12.54 and granted new options to the same celebrities with an exercise price of $2.50. These options vest and are exercisable over a period of four years and expire five years from the date of grant. During fiscal 1996, 1997, and 1998, approximately $1,300, $2,100 and $3,000 respectively, was charged to expense relating to the grants.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      EMPLOYEE PLAN                    CELEBRITY PLAN
                                                --------------------------       ---------------------------
                                                 NUMBER      WEIGHTED AVG.        NUMBER       WEIGHTED AVG.
                                                OF SHARES    OPTION PRICE        OF SHARES     OPTION PRICE
                                                ---------    ------------        ---------     -------------
Outstanding at December 29, 1996              $ 3,741,315       $ 16.34         $ 4,095,000       $ 12.40
Exercisable at December 29, 1996                     --                                --
Available for grant at December 29, 1996        1,258,685                         1,905,000
Granted during 1997                               839,800         18.11             180,000         16.28
Cancelled                                        (649,343)        17.00            (796,334)        17.64
Exercised                                         (77,297)         8.40             (30,666)         7.88
                                              -----------                       -----------
Outstanding at December 28, 1997                3,854,475         16.76           3,448,000         10.55
Exercisable at December 28, 1997                  237,801                         1,082,655
Granted during 1998                             8,157,379          5.33             951,166          8.62
Cancelled                                      (7,255,076)        11.00             (48,999)        12.54
Exercised                                          (7,794)         7.86               --
                                              -----------                       -----------
Outstanding at December 27, 1998                4,748,984          5.73           4,350,167          9.35
Exercisable at December 27, 1998                  216,689                         2,227,992
Available for grant at December 27, 1998        1,725,346                         1,619,167

        The following tables summarize the stock options outstanding at December 28, 1998:


                                                                             WEIGHTED
            EMPLOYEES                NUMBER           WEIGHTED-AVERAGE        AVERAGE
        RANGE OF EXERCISE        OUTSTANDING AT           REMAINING          EXERCISE
             PRICES             DECEMBER 27, 1998     CONTRACTUAL LIFE         PRICE
       ------------------       -----------------     ----------------      ---------
                  $ 2.50           3,140,920               4.96              $ 2.50
        $ 7.50      7.94             939,509               3.15                7.62
         14.00     15.00              68,555               2.28               14.73
                   17.00             160,000               3.20               17.00
         19.00     21.63             440,000               1.19               19.25


                                                                             WEIGHTED
           CELEBRITIES               NUMBER           WEIGHTED-AVERAGE        AVERAGE
        RANGE OF EXERCISE        OUTSTANDING AT           REMAINING          EXERCISE
             PRICES             DECEMBER 27, 1998     CONTRACTUAL LIFE         PRICE
       ------------------       -----------------     ----------------      ---------
                  $ 2.50             48,333               4.96               $ 2.50
        $ 7.50      7.88          2,891,334               2.11                 7.79
                    9.00            502,500               4.13                 9.00
         14.00     15.00            838,000               2.24                14.23
         19.00     24.00             70,000               3.24                22.57

        The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the 1995 Stock Plan. Had compensation cost for options granted under the 1995 Stock Plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would approximate the following pro forma amounts:

                                                        FISCAL      FISCAL      FISCAL
                                                         1996        1997        1998
                                                        -------     ------    ----------
        Net income (loss) - as reported                 $37,659     $8,258    $(243,932)
        Net income (loss) - pro forma                    36,987      4,852     (247,667)
        Basic earnings (loss) per share - as reported       .37        .08        (2.24)
        Basic earnings (loss) per share - pro forma         .37        .04        (2.27)
        Diluted earnings (loss) per share - as reported     .37        .08        (2.23)
        Diluted earnings (loss) per share - pro forma       .36        .04        (2.26)

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        The fair value of each options is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 35% of fiscal 1996 and fiscal 1997 and 60% in fiscal 1998; risk free interest rates of 5.95%, 5.70% and 5.06% in fiscal 1996, fiscal 1997 and fiscal 1998, respectively; and expected lives of 4 years for fiscal 1996 and fiscal 1997 and 5 years for fiscal 1998. The weighted-average fair value of options granted during the year were $6.83 for fiscal 1996, $6.32 for fiscal 1997 and $1.73 for fiscal 1998.

10.     FRANCHISE REVENUES

        The Company has an agreement with PH Asia, whereby PH Asia was granted the right to license the PLANET HOLLYWOOD name and rights within a number of countries, primarily in the Pacific Rim. The agreement provided that PH Asia would pay continuing royalty fees and, for certain territories, PH Asia and the Company would share initial franchise fees. In 1996, PH Asia opened four franchise units, and the Company received the initial franchise fee revenue for three of the units opened. In 1997, PH Asia opened eight units and the Company received the initial franchise fee revenue for five of the units opened. No units were opened by PH Asia in 1998.

        During 1995, the Company entered into a franchise agreement with ECE, an affiliated company, which allows ECE to develop and operate up to five PLANET HOLLYWOOD units and up to ten OFFICIAL ALL STAR CAFE units in Mexico. Upon Company approval, ECE may open an additional five PLANET HOLLYWOOD units. In 1996, ECE opened 5 franchise restaurant units. No restaurant units were opened in 1997 or 1998. ECE pays continuing royalty fees as defined in the agreement.

        In December 1995, the Company terminated a site franchise agreement of an existing franchisee and purchased the franchise rights to four undeveloped locations. The Company assumed certain liabilities and lease obligations relating to the four undeveloped locations. In consideration for the franchise rights, the Company will pay the seller an amount equal to a multiple of each unit's first year profits less the costs to develop and open the site, as defined. The franchisee forfeited the nonrefundable initial franchise fees of $2,000 each for the four sites. During 1997, the Company recognized non-refundable franchise fees for two of the sites as no consideration was required to be paid to the seller under the terms of the purchase agreement. The remaining unearned franchise fees are included in deferred credits and any consideration paid for the sites will be offset against each site's related unearned franchise fee.

        In March 1997, the Company entered into a franchise agreement which provides for the development of up to 34 PLANET HOLLYWOOD restaurant-merchandise units in 23 countries throughout the Middle East and Europe. The franchise agreement provided for and the investor made a payment to the Company of $8,000 for six sites. Additional franchise fees may be payable to the Company under the terms of the franchise agreement for the additional sites. In connection with the agreement, the investor purchased 1% of the Company's total common stock outstanding directly from the Company for approximately $19,600.

        The number of franchised units opened in fiscal 1996, 1997 and 1998 were 21, 34, and 38 respectively.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.     INCOME TAXES

        The sources of income (loss) before income taxes are presented as follows:

                                          FISCAL         FISCAL         FISCAL
                                           1996           1997           1998
                                        ---------      ---------      --------
United States                           $  47,370      $  15,529      $(157,929)
Foreign                                    28,346         (2,317)       (74,813)
                                        ---------      ---------      ---------
Income (loss) before taxes              $  75,716      $  13,212      $(232,742)
                                        =========      =========      =========

        The income tax provision (benefit) consists of the following:

                                          FISCAL         FISCAL         FISCAL
                                           1996           1997           1998
Current:                                ---------      ---------      ---------
       Federal                          $  12,616      $   9,927      $ (16,153)
       State and local                      1,472          1,777           (432)
       Foreign                              3,168          3,375          1,759
                                        ---------      ---------      ---------
                                           17,256         15,079        (14,826)
                                        ---------      ---------      ---------
Deferred:
       Federal                              2,941         (7,499)        14,026
       State and local                      1,448           (337)           127
       Foreign                               --           (2,289)         2,289
                                        ---------      ---------      ---------
                                            4,389        (10,125)        16,442
                                        ---------      ---------      ---------

                                        $  21,645      $   4,954      $   1,616
                                        =========      =========      =========

        In 1997 and 1998, the Company recognized $800 and $200, respectively, of benefits for deductions from the exercise of employee stock options and the vesting of certain celebrity restricted stock awards. The

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        benefits were recorded directly to capital in excess of par value and are not reflected in the provision for income taxes.

        Income tax expense included in the financial statements is as follows:

                                            FISCAL        FISCAL        FISCAL
                                             1996          1997          1998
                                           --------      --------      --------
Continuing operations                      $ 27,636      $  4,954      $  5,206
Extraordinary item                           (5,991)         --            --
Change in accounting principle                 --            --          (3,590)
                                           --------      --------      --------
                                           $ 21,645      $  4,954      $  1,616
                                           ========      ========      ========

        Deferred income taxes were recorded to reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes for December 29, 1996, December 28, 1997 and December 27, 1998.

        Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                            DECEMBER 28,    DECEMBER 27,
                                                                1997           1998
                                                            ------------    -----------
        Deferred tax assets:
               Preopening costs                             $   4,712       $ 10,752
               Fixed assets                                     --            33,889
               Deferred credits                                 6,104          3,186
               Accrued expenses & reserves                      5,177          6,514
               Inventory                                        --             3,500
               Deferred rental expense                          4,157          4,419
               Deferred compensation                            --             3,088
               Net operating loss carryforwards                 4,884         11,375
               Tax credits carryforwards                        1,047         11,190
               Other                                              809            125
                                                            ---------       --------
                                                               26,890         88,038
               Valuation Allowance                             (1,925)       (88,038)
                                                            ---------       --------
                                                               24,965          --
                                                            ---------       --------
        Deferred tax liabilities:
               Fixed assets                                    (8,473)         --
               Other                                              (50)         --
                                                            ---------       --------
                                                               (8,523)         --
                                                            ---------       --------
               Net deferred tax asset                       $  16,442       $  --
                                                            =========       ========

        A valuation allowance of $88,000 was established in fiscal 1998 for all deferred tax assets due to the uncertainty of sufficient taxable income in the future to utilize the deductible temporary differences and carryforwards. A valuation allowance of $1,900 was established during fiscal 1997 for the deferred tax asset relating to foreign operations. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        Reconciliation of the income tax provision to the tax provision computed by applying the federal statutory rate is as follows:

                                                   FISCAL         FISCAL       FISCAL
                                                    1996           1997         1998
                                                    ----           ----         ----
        Federal statutory tax                      $26,501       $ 4,624      $(81,460)
        Nondeductible expenses                         481           252           225
        Tax (benefit) of foreign operations         (1,336)         (772)        3,808
        State and local income taxes, net of
             federal tax benefit                     2,410           936          (198)
        Valuation allowance                             --            --        82,831
        Tax credits                                   (964)         (857)           --
        Other                                          544           771            --
                                                   -------       -------      --------
        Total tax expense                          $27,636       $ 4,954      $  5,206
                                                   =======       =======      ========

        The amount of domestic net operating loss carryforwards at December 27, 1998 was $5,500. Of this amount, $4,300 was generated by certain subsidiaries prior to their acquisition and have expiration dates through the fiscal year 2011. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The remaining net operating loss of $1,200 will expire in 2018.

        The amount of foreign tax credit carryforwards at December 27, 1998 total $4,800 which expire between 2001 and 2003. General business tax credit carryforwards total $4,400 and expire between 2010 and 2018. Alternative minimum tax credit carryforwards total $1,900 and carry forward indefinitely.

        The amount of foreign net operating loss carryforwards at December 27, 1998 was $24,700, of which $20,500 have no expiration date and $4,200 expire between 2002 and 2008.

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

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.     COMMITMENTS AND CONTINGENCIES

        LEASES

        Future minimum lease payments under the terms of operating and capital lease agreements at December 27, 1998 are as follows:

                                                                  OPERATING       CAPITAL
                                                                  ---------       -------
               1999                                               $  41,015       $  400
               2000                                                  41,634          400
               2001                                                  41,867          400
               2002                                                  41,821          400
               2003                                                  41,672          400
               Thereafter                                           671,985        9,000
               Less: amount representing interest                                 (7,149)
                                                                                  ------
               Present value of net minimum lease payments                        $3,851
                                                                                  ======

        Rent expense approximated $34,500, $44,600 and $49,200 for fiscal 1996, 1997 and 1998, respectively. Included in fiscal 1996, 1997 and 1998 rent expense is approximately $8,600, $8,600 and $7,300, respectively, of contingent rental payments.

        OTHER

        In connection with the construction and development of future restaurants, the Company has entered into various construction contracts. As of December 27, 1998, these outstanding contract commitments totaled approximately $13,400.

        In July 1997, the Company entered into a venture with AMC Entertainment, Inc. ("AMC") to develop, own and operate "Planet Movies By AMC", an integrated moviegoing dining and retail concept worldwide. The Company anticipates funding $10 million to the joint venture in fiscal 1999 for the purposes of developing and operating a "Planet Movies By AMC" complex in Columbus, Ohio.

        The Company and MTV entered into a memorandum of understanding whereby MTV would assist the Company in the promotion and development the SOUND REPUBLIC concept. Under the terms of the memorandum, it was anticipated that the Company would pay MTV a royalty, based on the gross revenues of SOUND REPUBLIC, for ten years, with a minimum annual guarantee of $1,000 per year. As a result of the Company's decision to cease development of SOUND REPUBLIC and exit its London unit, the Company is negotiating the termination of its relationship with MTV.

        In February 1998, the Company entered into a five year agreement with consultants retained to assist the Company with relations and promotions in the entertainment industry. The Company is required to annually issue the consultants shares of Class A Common Stock with an aggregate value of $1,500 over the term of the agreement in return for such services (see Note 9).

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

13.     RELATED PARTY TRANSACTIONS

        During 1995, a company that is controlled by a director and stockholder of the Company bought the franchise rights to develop one PLANET HOLLYWOOD unit in the Philippines for $2,000. This site opened in 1997 and the franchise fee was recognized by the Company.

        In fiscal 1997, the Company paid approximately $1,000 in investment banking fees for services rendered by a firm in which a director of the Company is also a member of that firm's board of directors.

        During fiscal 1998, the Company entered into three arrangements with a franchisee and Company shareholder relating to the formation and operation of three corporations to be owned equally by the Company and franchisee/shareholder. The corporations will own and operate Planet Hollywood units in Tokyo and Zurich and an Official All Star Cafe unit in London. The Company received $4,300 in cash and a note receivable for $1,000 from the sale of the Company's 50% interests in the corporations. The Company may have difficulty in meeting its obligations with respect to the development of the restaurants in Tokyo and London.

        CELEBRITY NOTES RECEIVABLE

        The Company has notes receivable from certain celebrity stockholders in the aggregate gross amount of $5,900. The Company had previously guaranteed $4,900 of loans made by a bank to certain of the Company's celebrity stockholders. The Company assumed these generally non-recourse loans, which are secured by pledges of the celebrities stock in the Company and certain other assets, from the bank upon maturity. Due to declines in the market price of Company shares, the collateral underlying these notes was insufficient and the Company provided $2,000 to mark the loans to their fair market value.

14.     OTHER FINANCIAL DATA

        GEOGRAPHIC SEGMENT DATA

        Condensed financial information, summarized by geographic area, is as follows:

                                                    UNITED                     OTHER
                                                    STATES          EUROPE     AREAS(1)  CORPORATE(2)    TOTAL
                                                   --------       ---------   ---------  ------------ ---------
        Revenues                        1998       $280,325       $  92,459   $14,190    $   --       $ 386,974
                                        1997        355,641         103,083    16,401        --         475,125
                                        1996        305,221          67,824       319        --         373,364



Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        Operating Income (Loss)         1998       (150,551)        (44,110)   (6,084)       --        (200,745)
                                        1997         11,272          (6,834)      547        --           4,985
                                        1996         71,282           3,972        65        --          75,319

        Identifiable Assets             1998        340,606          92,344     7,835      31,842       472,627
                                        1997        363,682          90,851    10,622      40,404       505,559
                                        1996        335,061          53,212     2,974      10,013       401,260

    (1) Includes Mexico and Canada
    (2) Corporate assets include investments in unconsolidated affiliates.

        DIRECT REVENUES AND COST OF SALES

        Direct revenues and cost of sales are summarized as follows:

                                 FISCAL          FISCAL        FISCAL
                                  1996            1997          1998
                                  ----            ----          ----
        Direct revenues:
           Food and beverage     $222,481       $273,345      $259,644
           Merchandise            124,955        173,965       107,652
                                 --------       --------      --------
                                 $347,436       $447,310      $367,296
                                 ========       ========      ========

        Cost of sales:
           Food and beverage     $ 50,190       $ 61,930      $ 61,474
           Merchandise             40,626         57,519        49,400
                                 --------      ---------      --------
                                 $ 90,816       $119,449      $110,874
                                 ========       ========      ========

15.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                          FISCAL      FISCAL       FISCAL
                                                           1996        1997         1998
                                                           ----        ----         ----
        SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
        AND INVESTING ACTIVITIES:

           Issuance of common stock for the purchase
           of minority interests                           $35,185       --         --

           Additions to property and equipment,
           construction in process and other assets
           included in accounts payable and accrued
           expenses                                         12,538      9,459      1,314

           Capital lease                                     3,900       --         --

           Purchase of franchise for assumption of
           franchisee liabilities                            3,181       --         --

           Receivable exchanged for stock in an affiliate     --          770        329

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

           Cash paid for interest,
           net of amount capitalized                        10,132       --       18,464

           Cash paid for income taxes                       13,398     14,848      1,903


16.     QUARTERLY DATA (UNAUDITED)

        Summarized quarterly data for 1997 and 1998 are as follows:

                                                   FISCAL 1997 - QUARTERS ENDED
                                         ------------------------------------------------------
                                         MAR. 30     JUNE 29     SEP. 28    DEC. 28      TOTAL
                                         -------     -------     -------    -------      -----
        Revenues                        $101,647    $121,892    $149,598   $101,988    $475,125
        Income (loss) from operations     13,296      23,150      39,111    (70,572)      4,985
        Income (loss) before provision
           for income taxes               16,858      26,059      40,167    (69,872)     13,212
        Net income (loss)                 10,536      16,287      25,245    (43,810)      8,258
        Basic EPS - net income (loss)   $   0.10    $   0.15    $   0.23   $  (0.40)   $   0.08
        Diluted EPS - net income (loss) $   0.10    $   0.15    $   0.23   $  (0.40)   $   0.08

        In the fourth quarter of fiscal 1997, the Company recorded a pre-tax charge of $71.2 million ($44,500 after tax). The charge was primarily related to the writedown of impaired assets ($48,700); the writeoff of accounts receivable, due to the Company's change in business strategy and financial difficulties of a franchisee ($13,500); and other costs associated with the Company's change in business strategy.


                                                            FISCAL 1998 - QUARTERS ENDED
                                             ---------------------------------------------------------
                                             MAR. 29     JUNE 28     SEP. 27      DEC. 27     TOTAL
                                             -------     -------     -------      -------     -----
        Revenues                             $96,532    $105,112    $110,261    $  75,069    $386,974
        Income (loss) from operations          2,390       3,478     (10,422)    (196,191)   (200,745)
        Income (loss) before provision
           for income taxes                    2,608      (1,978)    (16,152)    (217,220)   (232,742)
        Income (loss) before
           cumulative effect                   1,630      (1,236)    (10,095)    (228,247)   (237,948)
        Net (loss)                            (4,354)     (1,236)    (10,095)    (228,247)   (243,932)
        Basic EPS - net income (loss)
           before cumulative effect          $  0.02     $ (0.01)   $  (0.09)      ($2.09)     ($2.18)
        Diluted EPS - net income (loss)
           before cumulative effect          $  0.02     $ (0.01)   $  (0.09)      ($2.09)     ($2.17)
        Basic EPS-net income (loss)          $ (0.04)    $ (0.01)   $  (0.09)      ($2.09)     ($2.24)
        Diluted EPS-net income (loss)        $ (0.04)    $ (0.01)   $  (0.09)      ($2.09)     ($2.23)

        In the fourth quarter of fiscal 1998, the Company recorded charges totaling $139,000 for asset impairments, restructuring and severance costs, and accelerated celebrity options expense (see Note 3). In addition to these charges, the Company recorded a $3,800 reserve for franchisee receivables due to

Planet Hollywood International, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        continued financial difficulties of certain of the Company's franchisees. The Company also recorded a $6,000 reserve for discontinued and obsolete inventory items as a result of the Company's launch of a new merchandising strategy. The Company also recorded losses of $8,600 from its equity investment in unconsolidated affiliates in the fourth quarter of fiscal 1998 as a result of asset impairments and operating losses recorded by these entities in the fourth quarter.

                                            Planet Hollywood International, Inc.
            Financial Statement Schedule II -- Valuation and qualifying accounts

                                                        ADDITIONS
                                         BALANCE        CHARGED TO           CHARGED TO                              BALANCE
       DESCRIPTION                       12/28/97    COSTS AND EXPENSES     OTHER ACCOUNTS      DEDUCTIONS           12/27/98
Allowance for uncollectible
  accounts receivable                   $1,500,000      $ 3,756,000            $ --            $ 3,134,000 (1)     $ 2,122,000
------------------------------------------------------------------------------------------------------------------------------

(1) Represents the writeoff of specific accounts receivable in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III
--------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 27, 1999, is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

               As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 27, 1999, is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 27, 1999, is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 27, 1999, is incorporated herein by reference.

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report:

(A)     1.  FINANCIAL STATEMENTS

        Report of Independent Accountants
        Consolidated Balance Sheets at December 28, 1997 and December 27, 1998 Consolidated Statements of Operations for the three years ended December 27, 1998
        Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 27, 1998
        Consolidated Statements of Cash Flows for the three years ended December 27, 1998

        Notes to the Consolidated Financial Statements

        2.  FINANCIAL STATEMENT SCHEDULES

            For the year ended December 27, 1998 II - Valuation and Qualifying Accounts

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

        3.  EXHIBITS

        EXHIBIT
        NUMBER        DESCRIPTION
        --------      -----------

        3.1(1)         Restated Certificate of Incorporation of the Registrant
        3.2(2)         Third Amended and Restated Bylaws of the Registrant
        4.1(2)         First Amendment to Amended and Restated Revolving Credit
                       Agreement, dated as of December 8, 1998, among the
                       Registrant, SunTrust Bank and certain other banks
        4.5(3)         Amended and Restated Credit Agreement, dated as of March
                       25, 1998, among the Registrant, SunTrust Bank and certain
                       other banks
        4.6(3)         Indenture dated as of March 25, 1998, between the Company
                       and United States Trust Company of New York, as Trustee,
                       relating to the Company's 12% Senior Subordinated Notes
                       due 2005
        4.7(3)         Initial Global Notes, dated March 25, 1998
        10.1(1)        Form of Master Franchise Agreement
        10.2(1)        Form of Memorabilia Lease
        10.3(1)        Form of License Agreement

        10.5(1)        Ground Lease Agreement between Lake Buena Vista
                       Communications, Inc. And Planet Hollywood (Orlando), Inc.
        10.6(1)        License Agreement dated as of December 4, 1992, by and
                       between the Registrant and Planet Hollywood (Asia) Pte.
                       Ltd.
        10.7(1)        First Amendment to the License Agreement dated as of July
                       1, 1995, by and between the Registrant and Planet
                       Hollywood (Asia) Pte. Ltd.
        10.7A(3)       Second Amendment to the License Agreement, dated as of
                       October 1, 1995, by and between the Registrant and Planet
                       Hollywood (Asia) Pte. Ltd.
        10.7B(3)       Third Amendment to the License Agreement, dated as of
                       November 6, 1997, by and between the Registrant and
                       Planet Hollywood (Asia) Pte. Ltd.
        10.8(1)        Form of Master Franchise Agreement for All Star Cafe,
                       Inc.
        10.12(4)       First Amended and Restated 1995 Celebrity Stock Award and
                       Incentive Plan
        10.13(5)       First Amended and Restated 1995 Stock Award and Incentive
                       Plan
        10.14(1)       Form of Stock Option Award Agreement for options granted
                       under the 1995 Celebrity Stock Award and Incentive Plan
        10.15(1)       Form of Stock Option Award Agreement for options granted
                       under the 1995 Stock Award and Incentive Plan
        10.16(1)       Employment Agreement dated August 8, 1995, between the
                       Registrant and Robert Earl
        10.17(6)       Employment Agreement dated June 26, 1998, between the
                       Registrant and William H. Baumhauer
        10.19(7)       Limited Partnership Agreement of Planet Movies Company,
                       L.P., dated October 17, 1997
        10.20(7)       Master Agreement, dated as of December 2, 1997, relating
                       to the Planet Hollywood Hotel joint venture between
                       Planet Hospitality Holdings, Inc., Times Square Partners
                       LLC and others
        10.21(8)       Registration Rights Agreement dated as of October 30,
                       1998, by and between the Registrant, Leisure Ventures
                       Pte. Ltd. and Kingdom Planet Hollywood, Ltd.
        10.22(9)       Letter Agreement, including annexes thereto (which
                       include the form of the Registration Rights Agreement),
                       between the Registrant and Keith Barish, regarding Mr.
                       Barish's resignation as Chairman of the Board of
                       Directors, as amended on December 14, 1998
        10.23(10)      Amendments to the Letter Agreement between the Registrant
                       and Mr. Barish, dated as of January 19, 1999
        10.24(11)      Amendment to the Registration Rights Agreement dated
                       November 6, 1998, as amended January 19, 1999 and
                       February 23, 1999 between the Registrant and Mr. Barish
        10.25(12)      Amendment to the Lock-up Letter dated November 6, 1998,
                       as amended December 14, 1998, January 19, 1999 and
                       February 23, 1999 between the Registrant and Mr. Barish
        21.1(6)        Subsidiaries
        23.1(6)        Consent of PricewaterhouseCoopers LLP
        24.1(6)        Powers of Attorney (included in signature page)
        27.1(6)        Financial Data Schedule

----------
        (1) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1, as amended, previously filed by the Registrant (file no. 333-01490)

        (2) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67101)
        (3) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4, as amended, previously filed by the Registrant (file no. 333-51655)
        (4) Incorporated by reference to Exhibit 99.1 in the Registration Statement on Form S-8, as amended, previously filed by the Registrant (file no. 333-31683)
        (5) Incorporated by reference to Exhibit 99.1 in the Registration Statement on Form S-8, as amended, previously filed by the Registrant (file no. 333-66659)
        (6)  Filed herewith
        (7) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Annual Report on Form 10-K for the year ended December 28, 1997, as amended, previously filed by the Registrant
        (8) Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67101)
        (9) Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67467)
        (10) Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67467)
        (11) Incorporated by reference to Exhibit 99.1 in the Current Report on Form 8-K dated February 23, 1999, previously filed by the Registrant on February 23, 1999
        (12) Incorporated by reference to Exhibit 99.2 in the Current Report on Form 8-K dated February 23, 1999, previously filed by the Registrant on February 23, 1999


(B)     REPORTS ON FORM 8-K.

               During the last quarter of the period covered by this Form 10-K, the Company filed one report on Form 8-K. On November 12, 1998, the Company filed a Current Report on Form 8-K (dated November 10, 1998) relating to the resignation of Keith Barish as the Company's Chairman of the Board of Directors. Said report cited the appointment of William H. Baumhauer to the positions of President and Chief Operating Officer as reasons for Mr. Barish's resignation. The report included, as exhibits, (i) a letter agreement between the Company and Mr. Barish outlining the terms of Mr. Barish's resignation, which include certain registration rights with respect to a portion of Mr. Barish's shares of the Company's common stock and (ii) the press release issued by the Company on November 10, 1998 announcing the resignation of Mr. Barish and the election of Robert Earl as Chairman of the Board of Directors.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1999.

                                    PLANET HOLLYWOOD INTERNATIONAL, INC.

                                    By: /s/ ROBERT I. EARL
                                       -----------------------------------------
                                    Robert I. Earl
                                    Chairman and Chief Executive Officer

                                    By: /s/ THOMAS AVALLONE
                                       -----------------------------------------
                                    Thomas Avallone
                                    Executive Vice President, Chief Financial
                                    Officer and Chief Accounting Officer

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Robert I. Earl, William H. Baumhauer, Thomas Avallone and/or Scott Johnson to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1999.

    /s/ WILLIAM H. BAUMHAUER                         /s/ ROBERT I. EARL
 --------------------------------------       ----------------------------------
        William H. Baumhauer                             Robert I. Earl
            PRESIDENT                         CHAIRMAN OF THE BOARD OF DIRECTORS
      CHIEF OPERATING OFFICER                       CHIEF EXECUTIVE OFFICER
            DIRECTOR                                         DIRECTOR

     /s/ THOMAS AVALLONE                             /s/ MARK MCCORMACK
 --------------------------------------       ----------------------------------
         Thomas Avallone                                 Mark McCormack
     EXECUTIVE VICE PRESIDENT                               DIRECTOR
     CHIEF FINANCIAL OFFICER
           DIRECTOR

    /s/ CLAUDIO GONZALEZ                           /s/ ONG BENG SENG
 --------------------------------------       ----------------------------------
        Claudio Gonzalez                               Ong Beng Seng
            DIRECTOR                                      DIRECTOR

     /s/ MICHAEL MONTAGUE                         /s/ MICHAEL L. TARNOPOL
 --------------------------------------       ----------------------------------
         Michael Montague                             Michael L. Tarnopol
             DIRECTOR                                      DIRECTOR

       /s/ ISADORE SHARP
 --------------------------------------
           Isadore Sharp
             DIRECTOR

                                 EXHIBIT INDEX

EXHIBIT                                                                    PAGE
-------                                                                    ----

10.17 Employment Agreement dated June 26, 1998, between the Registrant and William H. Baumhauer
21.1           Subsidiaries
23.1           Consent of PriceWaterhouseCoopers LLP
27.1           Financial Data Schedule