Form 10-K405/A
period 1998-12-27
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1999-04-08
CIK 1008597

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

                              EXPLANATORY STATEMENT

     This Amendment No. 1 to the Annual Report on Form 10-K for Planet Hollywood International, Inc. (the "Company") for the fiscal year ended December 27, 1998 is being filed to amend (1) Item - 8 Financial Statements and Supplementary Data
- in order to correct certain typographical errors and (2) Item 14 - Exhibits, Financial Schedules, and Reports on Form 8-K - by including an updated consent of the Company's independent accountants.

     Specifically, the changes to the Company's Annual Report on Form 10-K filed on March 29, 1999 reflected in this Amendment No. 1 are as follows:


Page
No.                   Document                                             Change
----           ----------------------                                      ------
33      Consolidated Statement of Cash Flows                                Cash Flows From Investing Activities - Other
                                                                              Fiscal 1998 figure changed from (1,253) to (1,240)

                                                                            Cash Flows From Investing Activities - Net cash used in
                                                                              investing activities Fiscal 1998 figure changed from
                                                                              (110,105) to (110,079)

43      Note 6 to the Consolidated Financial Statements                     Tables regarding Balance Sheet Data and Operating Data
                                                                              Several 1998 figures changed

48      Note 9 to the Consolidated Financial Statements                     A typographical error was corrected

61      Exhibit list                                                        Added Exhibit 23.2(13) Consent of
                                                                              PricewaterhouseCoopers LLP

62      Footnotes to Exhibit list                                           Revised footnotes to reflect filing of updated
                                                                              accountants consent

     The Company's Annual Report to Stockholders which will be mailed to all stockholders in connection with the Company's proxy solicitation will reflect the corrections made in this Amendment No. 1.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements

    FINANCIAL STATEMENTS:                                                       PAGE
    --------------------                                                        ----
    Report of Independent Accountants........................................... 29
    Consolidated Balance Sheets at December 28, 1997 and December 27, 1998...... 30
    Consolidated Statements of Operations for the
    three years ended December 27, 1998......................................... 31
    Consolidated Statements of Changes in Stockholders'
    Equity for the three years ended December 27, 1998.......................... 32

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

PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                                            FISCAL        FISCAL      FISCAL
                                                                                             1996          1997        1998
                                                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                      $  37,659    $   8,258    $(243,932)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                                                            11,620       18,173       22,129
      Amortization                                                                            15,676       20,652        2,895
      Extraordinary item                                                                      10,421         --           --
      Impairment of long lived assets                                                           --         48,699      125,843
      Cumulative effect of change in accounting principle                                       --           --          5,984
      Amortization of discount on senior subordinated notes, debt issue
        costs and line of credit costs                                                         1,167         --          3,954
      Amortization of celebrity restricted stock options and awards                            1,268        2,864        8,736
      Minority interests                                                                       1,037         --           --
      Equity in income of unconsolidated affiliates                                           (4,308)      (6,900)      11,022
      Changes in assets and liabilities:
        Accounts receivable                                                                  (15,604)      (4,959)       9,015
        Income taxes receivable                                                                 --           --        (12,308)
        Inventories                                                                           (7,747)     (22,008)      23,426
        Prepaid expenses and other assets                                                     (1,778)      (3,604)         811
        Preopening costs                                                                     (13,916)     (19,869)        --
        Deferred income taxes                                                                  5,711      (10,125)      20,032
        Accounts payable and accrued expenses                                                  3,230        4,780       (3,558)
        Deferred rentals                                                                       3,827          469          820
        Deferred credits                                                                         100       (1,950)      (8,800)
        Other, net                                                                               467       (3,207)      (4,079)
                                                                                           ---------    ---------    ---------
        Net cash provided by (used in) operating activities                                   48,830       31,273      (38,010)
                                                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                      (81,675)    (120,033)    (105,819)
    Proceeds from sale of subsidiary interests                                                  --           --          2,250
    Proceeds from sale of transportation equipment                                             7,936         --           --
    Purchase of restaurant from franchisee                                                      --         (8,083)      (2,521)
    Investment in affiliated entities                                                           (131)     (22,721)      (2,749)
    Other                                                                                       --         (1,115)      (1,240)
                                                                                           ---------    ---------    ---------
        Net cash used in investing activities                                                (73,870)    (151,952)    (110,079)
                                                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in restricted cash and investments                                                    610         --        (16,265)
    Proceeds from issuance of senior subordinated notes                                         --           --        250,000
    Distributions to minority interests                                                         (271)        --           --
    Proceeds from issuance of common stock                                                   196,581       19,137         --
    Proceeds from exercise of options                                                           --            891           61
    Proceeds from issuance of notes payable                                                    3,360       63,028       34,809
    IPO costs and financing costs capitalized                                                 (3,445)        --           --
    Deferred financing costs                                                                    (698)      (1,020)     (11,163)
    Repayment of stockholder notes payable                                                   (70,750)        --           --
    Repayment of notes payable                                                               (65,439)        (883)     (73,003)
                                                                                           ---------    ---------    ---------
        Net cash provided by financing activities                                             59,948       81,153      184,439
                                                                                           ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         --         (1,216)         (13)
                                                                                           ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          34,908      (40,742)      36,337
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              14,923       49,831        9,089
                                                                                           ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  49,831    $   9,089    $  45,426
                                                                                           ---------    ---------    ---------

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

        Condensed financial information for affiliated companies accounted for by the equity method is as follows:

                                                              1997                              1998
                                                 -------------------------------   -------------------------------
        BALANCE SHEET DATA:                       PH ASIA     OTHER       TOTAL     PH ASIA     OTHER      TOTAL
        -------------------                       -------     -----       -----     -------     -----      -----
           Current assets                        $ 17,370  $ 206,142   $ 223,512   $ 12,387  $  32,114  $  44,501
           Non-current assets                      24,578     89,767     114,345     22,090    125,892    147,982
                                                 --------  ---------   ---------   --------  ---------  ---------
           Total assets                          $ 41,948  $ 295,909   $ 337,857   $ 34,477  $ 158,006  $ 192,483
                                                 ========  =========   =========   ========  =========  =========

           Current liabilities                   $  9,255  $  13,300   $  22,555   $  9,695  $  16,291  $  25,986
           Other liabilities                       25,219    139,804     165,023     25,695     79,544    105,239
           Stockholders' equity                     7,474    142,805     150,279       (913)    62,171     61,258
                                                 --------  ---------   ---------    -------  ---------  ---------
           Total liabilities and stockholders'
               equity                            $ 41,948  $ 295,909   $ 337,857   $ 34,477  $ 158,006  $ 192,483
                                                  =======  =========   =========   ========  =========  =========

                                               1996                           1997                          1998
                                     -------------------------     --------------------------     ---------------------------
OPERATING DATA:                      PH ASIA   OTHER    TOTAL      PH ASIA    OTHER     TOTAL     PH ASIA   OTHER     TOTAL
---------------                      -------   -----    -----      -------    -----     -----     -------   -----     -----
Revenue                              $27,993  $55,126  $83,119     $43,332   $72,606  $115,938    $27,025  $127,436  $154,461
Operating income                       3,073   19,194   22,267       7,073    25,893    32,966     (5,970)   27,214    21,244
Net income (loss)                      2,530    6,818    9,348       6,196    15,296    21,492     (7,419)  (19,865)  (27,284)
Company's interest in net income
     (loss)                            1,200    3,108    4,308       3,250     3,650     6,900     (4,875)   (6,147)  (11,022)

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

        The following tables summarize the stock options outstanding at December 27, 1998:


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

        10.5(1)        Ground Lease Agreement between Lake Buena Vista
                       Communications, Inc. And Planet Hollywood (Orlando), Inc.
        10.6(1)        License Agreement dated as of December 4, 1992, by and
                       between the Registrant and Planet Hollywood (Asia) Pte.
                       Ltd.
        10.7(1)        First Amendment to the License Agreement dated as of July
                       1, 1995, by and between the Registrant and Planet
                       Hollywood (Asia) Pte. Ltd.
        10.7A(3)       Second Amendment to the License Agreement, dated as of
                       October 1, 1995, by and between the Registrant and Planet
                       Hollywood (Asia) Pte. Ltd.
        10.7B(3)       Third Amendment to the License Agreement, dated as of
                       November 6, 1997, by and between the Registrant and
                       Planet Hollywood (Asia) Pte. Ltd.
        10.8(1)        Form of Master Franchise Agreement for All Star Cafe,
                       Inc.
        10.12(4)       First Amended and Restated 1995 Celebrity Stock Award and
                       Incentive Plan
        10.13(5)       First Amended and Restated 1995 Stock Award and Incentive
                       Plan
        10.14(1)       Form of Stock Option Award Agreement for options granted
                       under the 1995 Celebrity Stock Award and Incentive Plan
        10.15(1)       Form of Stock Option Award Agreement for options granted
                       under the 1995 Stock Award and Incentive Plan
        10.16(1)       Employment Agreement dated August 8, 1995, between the
                       Registrant and Robert Earl
        10.17(6)       Employment Agreement dated June 26, 1998, between the
                       Registrant and William H. Baumhauer
        10.19(7)       Limited Partnership Agreement of Planet Movies Company,
                       L.P., dated October 17, 1997
        10.20(7)       Master Agreement, dated as of December 2, 1997, relating
                       to the Planet Hollywood Hotel joint venture between
                       Planet Hospitality Holdings, Inc., Times Square Partners
                       LLC and others
        10.21(8)       Registration Rights Agreement dated as of October 30,
                       1998, by and between the Registrant, Leisure Ventures
                       Pte. Ltd. and Kingdom Planet Hollywood, Ltd.
        10.22(9)       Letter Agreement, including annexes thereto (which
                       include the form of the Registration Rights Agreement),
                       between the Registrant and Keith Barish, regarding Mr.
                       Barish's resignation as Chairman of the Board of
                       Directors, as amended on December 14, 1998
        10.23(10)      Amendments to the Letter Agreement between the Registrant
                       and Mr. Barish, dated as of January 19, 1999
        10.24(11)      Amendment to the Registration Rights Agreement dated
                       November 6, 1998, as amended January 19, 1999 and
                       February 23, 1999 between the Registrant and Mr. Barish
        10.25(12)      Amendment to the Lock-up Letter dated November 6, 1998,
                       as amended December 14, 1998, January 19, 1999 and
                       February 23, 1999 between the Registrant and Mr. Barish
        21.1(6)        Subsidiaries
        23.1(6)        Consent of PricewaterhouseCoopers LLP
        23.2(13)       Consent of PricewaterhouseCoopers LLP
        24.1(6)        Powers of Attorney (included in signature page)
        27.1(6)        Financial Data Schedule

----------
        (1) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1, as amended, previously filed by the Registrant (file no. 333-01490)

        (2) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67101)
        (3) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4, as amended, previously filed by the Registrant (file no. 333-51655)
        (4) Incorporated by reference to Exhibit 99.1 in the Registration Statement on Form S-8, as amended, previously filed by the Registrant (file no. 333-31683)
        (5) Incorporated by reference to Exhibit 99.1 in the Registration Statement on Form S-8, as amended, previously filed by the Registrant (file no. 333-66659)
        (6) Previously filed as part of the Registrant's initial Annual Report on Form 10-K filed with the Commission on March 29, 1999.
        (7) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Annual Report on Form 10-K for the year ended December 28, 1997, as amended, previously filed by the Registrant
        (8) Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67101)
        (9) Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67467)
        (10) Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67467)
        (11) Incorporated by reference to Exhibit 99.1 in the Current Report on Form 8-K dated February 23, 1999, previously filed by the Registrant on February 23, 1999
        (12) Incorporated by reference to Exhibit 99.2 in the Current Report on Form 8-K dated February 23, 1999, previously filed by the Registrant on February 23, 1999
        (13) Filed herewith


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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April, 1999.

                                    By: /s/ THOMAS AVALLONE
                                       -----------------------------------------
                                    Thomas Avallone
                                    Executive Vice President, Chief Financial
                                    Officer and Chief Accounting Officer