Form 10-Q
period 1999-03-28
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1999-05-12
CIK 1008597

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ________ TO _________.


                        COMMISSION FILE NUMBER 00028230

                                ---------------

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
            -----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                          59-3283783
         -------------------------------     ----------------------
         (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)     IDENTIFICATION NUMBER)

                             8669 COMMODITY CIRCLE
                             ORLANDO, FLORIDA 32819
         -----------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (407) 363-7827
             ---------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No

     As of April 30, 1999, there were approximately 100,140,781 shares of the registrant's Class A voting Common Stock outstanding and approximately 8,844,996 shares of the registrant's Class B non-voting Common Stock outstanding.

================================================================================

                  PLANET HOLLYWOOD INTERNATIONAL, INC.

                                     INDEX

                                                                                       PAGE
                                                                                      -----
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements ..................................................     1

            Condensed Consolidated Balance Sheets --
            March 28, 1999 and December 27, 1998 ..................................     1

            Condensed Consolidated Statements of Operations --
            Thirteen weeks ended March 28, 1999 and March 29, 1998 ................     2

            Condensed Consolidated Statements of Cash Flows --
            Thirteen weeks ended March 28, 1999 and March 29, 1998 ................     3

            Condensed Consolidated Statements of Changes in Stockholders' Equity --
            Thirteen weeks ended March 28, 1999 and March 29, 1998 ................     4

            Notes to Condensed Consolidated Financial Statements ..................     5

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations .............................................     7

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk ............    13

PART II. OTHER INFORMATION

  Item 5.   Other Information .....................................................    15

  Item 6.   Exhibits and Reports on Form 8-K ......................................    15

SIGNATURES ......................................................................      16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                         MARCH 28,      DECEMBER 27,
                                                            1999            1998
                                                       -------------   -------------
                    ASSETS
Current assets:
 Cash and cash equivalents .........................    $   25,048      $   45,426
 Accounts receivable, net ..........................        14,360          16,740
 Taxes receivable ..................................        12,308          12,308
 Inventories .......................................        15,850          19,186
 Prepaid expenses and other assets .................         6,420           6,271
                                                        ----------      ----------
   Total current assets ............................        73,986          99,931
Restricted cash and cash equivalents ...............        11,290          16,265
Property and equipment, net ........................       274,397         281,115
Goodwill, net ......................................        26,528          27,057
Other assets, net ..................................        16,277          16,417
Investment in affiliated entities ..................        30,610          31,842
                                                        ----------      ----------
   Total assets ....................................    $  433,088      $  472,627
                                                        ==========      ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities ..........    $   60,561      $   64,783
 Notes payable -- current ..........................        25,517          25,326
                                                        ----------      ----------
   Total current liabilities .......................        86,078          90,109
Deferred rentals ...................................        11,712          11,618
Notes payable ......................................       253,733         254,420
Capital lease obligation ...........................         3,808           3,815
Deferred credits ...................................         6,350           6,350
                                                        ----------      ----------
   Total liabilities ...............................       361,681         366,312
Stockholders' equity:
 Common stock -- Class A ...........................           974             974
 Common stock -- Class B ...........................           118             118
 Capital in excess of par value ....................       286,017         285,667
 Deferred compensation .............................          (175)           (225)
 Accumulated deficit ...............................      (212,010)       (177,288)
 Accumulated other comprehensive income ............        (3,517)         (2,931)
                                                        ----------      ----------
Total stockholders' equity .........................        71,407         106,315
                                                        ----------      ----------
Total liabilities and stockholders' equity .........    $  433,088      $  472,627
                                                        ==========      ==========

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                                                  THIRTEEN WEEKS ENDED
                                                                           ----------------------------------
                                                                            MARCH 28, 1999     MARCH 29, 1998
                                                                           ----------------   ---------------
Revenues ...............................................................      $  75,028          $ 96,532
                                                                              ---------          --------
Costs and expenses:
 Cost of sales .........................................................         20,233            23,629
 Operating expenses ....................................................         55,809            53,076
 General and administrative expenses ...................................         11,795             9,966
 Preopening costs ......................................................             --             2,116
 Depreciation and amortization .........................................          5,092             5,355
 Restructuring charges .................................................          3,500                --
 Impairment of long lived assets .......................................          4,598                --
                                                                              ---------          --------
                                                                                101,027            94,142
                                                                              ---------          --------
Income (loss) from operations ..........................................        (25,999)            2,390
Non-operating expense (income):
 Interest expense ......................................................          8,118               416
 Interest income .......................................................           (492)             (229)
 Equity in income of unconsolidated affiliates .........................          1,097              (405)
                                                                              ---------          --------
Income (loss) before income taxes and cumulative effect ................        (34,722)            2,608
Provision for income taxes .............................................             --               978
                                                                              ---------          --------
Income (loss) before cumulative effect of change in accounting .........        (34,722)            1,630
Cumulative effect of change in accounting principle ....................             --            (5,984)
                                                                              ---------          --------
Net loss ...............................................................      $ (34,722)         $ (4,354)
                                                                              =========          ========
Earnings per share:
BASIC
Income (loss) before cumulative effect of change
  in accounting principle ..............................................      $   (0.32)         $   0.02
                                                                              =========          ========
Cumulative effect of change in accounting principle ....................             --          $  (0.06)
                                                                              =========          ========
Net loss ...............................................................      $   (0.32)         $  (0.04)
                                                                              =========          ========
DILUTED
Income (loss) before cumulative effect of change
  in accounting principle ..............................................      $   (0.32)         $   0.02
                                                                              =========          ========
Cumulative effect of change in accounting principle ....................             --          $  (0.06)
                                                                              =========          ========
Net iloss ..............................................................      $   (0.32)         $  (0.04)
                                                                              =========          ========
BASIC Weighted Average Shares ..........................................        109,090           109,022
                                                                              =========          ========
DILUTED Weighted Average Shares ........................................        109,090           109,881
                                                                              =========          ========

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                                        THIRTEEN WEEKS ENDED
                                                                 ----------------------------------
                                                                  MARCH 28, 1999     MARCH 29, 1998
                                                                 ----------------   ---------------
Net cash used in operating activities ........................      $ (19,883)         $ (21,001)
                                                                    ---------          ---------
 Cash flows from investing activities:
  Additions to property and equipment ........................         (4,881)           (22,874)
  Investment in affiliate ....................................           (365)              (321)
  Other ......................................................             --               (361)
                                                                    ---------          ---------
Net cash used in investing activities ........................         (5,246)           (23,556)
                                                                    ---------          ---------
 Cash flows from financing activities:
  Proceeds from exercise of options ..........................             --                 41
  Decrease in restricted cash ................................          4,975                 --
  Proceeds from issuance of notes payable ....................             --            250,000
  Deferred financing costs ...................................             --            (10,258)
  Repayment of notes payable .................................           (203)           (63,009)
                                                                    ---------          ---------
Net cash provided by financing activities ....................          4,772            176,774
Effect of exchange rate on cash ..............................            (21)              (487)
                                                                    ---------          ---------
Net (decrease) increase in cash and cash equivalents .........        (20,378)           131,730
Cash and cash equivalents at beginning of period .............         45,426              9,089
                                                                    ---------          ---------
Cash and cash equivalents at end of period ...................      $  25,048          $ 140,819
                                                                    =========          =========

   The accompanying notes are an integral part of these financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                 COMMON             COMMON
                                 STOCK              STOCK             CAPITAL IN
                                 CLASS A            CLASS B            EXCESS OF
                                 SHARES   AMOUNT    SHARES   AMOUNT    PAR VALUE
                               --------- -------- --------- -------- -----------
Balance at
 December 28, 1997 ...........   97,128    $972    11,765     $118     $279,372
Net loss .....................
Other comprehensive
 income:
 Currency translation
  adjustment .................
Comprehensive income .........
Stock issuance ...............      190       2                           1,198
Celebrity restricted stock
 options and awards ..........                                            5,036
Exercise of stock
 options .....................        8                                      61
Employee restricted stock
 awards ......................
                                -------    ----    ------     ----     --------
Balance at
 December 27, 1998 ...........   97,326     974    11,765      118      285,667
Net loss .....................
Other comprehensive
 income:
 Currency translation
  adjustment .................
Comprehensive income .........
Stock issuance ...............
Celebrity restricted stock
 options and awards ..........                                              350
Exercise of stock
 options .....................
Employee restricted
 stock awards ................
                                -------    ----    ------     ----     --------
Balance at
 March 28, 1999 ..............  $97,326    $974    11,765     $118     $286,017
                                =======    ====    ======     ====     ========

                                                                              ACCUMULATED
                                                                                 OTHER           TOTAL
                                COMPREHENSIVE     RETAINED      DEFERRED     COMPREHENSIVE   STOCKHOLDERS'
                                    INCOME        EARNINGS    COMPENSATION       INCOME         EQUITY
                               --------------- ------------- -------------- --------------- --------------
Balance at
 December 28, 1997 ...........                  $   66,644      $ (4,125)      $ (4,440)     $   338,541
Net loss .....................   $ (243,932)      (243,932)                                     (243,932)
Other comprehensive
 income:
 Currency translation
  adjustment .................        1,509                                       1,509            1,509
                                 ----------
Comprehensive income .........   $ (242,423)
                                 ----------
Stock issuance ...............                                                                     1,200
Celebrity restricted stock
 options and awards ..........                                     3,700                           8,736
Exercise of stock
 options .....................                                                                        61
Employee restricted stock
 awards ......................                                       200                             200
                                                  --------      --------                     -----------
Balance at
 December 27, 1998 ...........                    (177,288)         (225)        (2,931)         106,315
Net loss .....................   $  (34,722)       (34,722)                                      (34,722)
Other comprehensive
 income:
 Currency translation
  adjustment .................         (586)                                       (586)            (586)
                                 ----------
Comprehensive income .........   $  (35,308)
                                 ----------
Stock issuance ...............
Celebrity restricted stock
 options and awards ..........                                                                       350
Exercise of stock
 options .....................
Employee restricted
 stock awards ................                                        50                              50
                                                ----------      --------       --------      -----------
Balance at
 March 28, 1999 ..............                  $ (212,010)     $   (175)      $ (3,517)     $    71,407
                                                ==========      ========       ========      ===========

   The accompanying notes are an integral part of these financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Planet Hollywood International, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

     The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 27, 1998. All amounts herein, except per share amounts, are in thousands unless otherwise stated.

     The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with current year presentation.

2. GOING CONCERN

     The Company incurred significant losses in fiscal 1998 and the first quarter of fiscal 1999. Additionally, the Company's revolving credit facility was terminated in December 1998. Further, the Company anticipates it will continue to incur negative cash flows from the operation of the OFFICIAL ALL STAR CAFE, SOUND REPUBLIC and COOL PLANET units. Although the Company has implemented certain strategies in connection with the refocus of its core PLANET HOLLYWOOD operations, the Company currently expects continued under-performance from its PLANET HOLLYWOOD operations due to continuing declines in same unit sales and margins. Consequently, the Company has been discussing with bank representatives an extension of the $12.5 million payment which was due March 31, 1999 under the Company's bank credit facility. The Company has also delayed the $15 million interest payment required under the Senior Subordinated Notes agreement, which was due April 1, 1999. As a result, subsequent to first quarter 1999, the Company was and is presently in default under the terms of both of those agreements for its failure to make principal and interest payments when due. While the Company expects to offset some of these obligations from the proceeds of the planned sale of assets, unless the sales can be completed on a timely basis and the Company realizes an improvement in its PLANET HOLLYWOOD operations, the Company's ability to meet its obligations will be dependent upon

                     PLANET HOLLYWOOD INTERNATIONAL, INC.

an infusion of capital, additional financing and/or a restructuring of its existing indebtedness. The Company is actively marketing certain assets and pursuing a variety of financing alternatives. There can be no assurance, however, that the Company will be able to effect any of these strategies on satisfactory terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. IMPAIRMENT OF LONG LIVED ASSETS AND RESTRUCTURING CHARGES

     In the first quarter of fiscal 1999, the Company recorded a charge of $4,598 for long lived assets which were impaired. Of that amount, $2,650 was for an additional impairment of a site under development which is held for sale. The impairment was necessitated by a reduction in the estimated proceeds to the Company when the site is sold. The remaining $1,948 of impairments were for sites which were abandoned.

     Restructuring charges of $3,500 were recorded in the first quarter of fiscal 1999 to accrue for the estimated cost to terminate a lease for a planned unit which will not be opened.

4. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the success of the Company's marketing of certain assets and pursuit of financing alternatives; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance of new guests of the Company's brands and concepts; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED MARCH 28, 1999 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 1998.

     In summary, the operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows.

                                                                              THIRTEEN WEEKS ENDED
                                                                            ------------------------
                                                                             MARCH 28,     MARCH 29,
                                                                                1999         1998
                                                                            -----------   ----------
REVENUES:
 Food & Beverage ........................................................       74.3%        64.8%
 Merchandise ............................................................       23.2%        28.3%
 Royalty and other ......................................................        1.8%         1.7%
 Franchise fees .........................................................        0.7%         5.2%
                                                                                ----         ----
                                                                               100.0%       100.0%
COSTS AND EXPENSES:
 Food and beverage cost of sales(a) .....................................       24.9%        22.2%
 Merchandise cost of sales(b) ...........................................       36.4%        35.6%
 Subtotal -- Cost of sales(c) ...........................................       27.7%        26.3%
 Operating expenses(c) ..................................................       76.3%        59.0%
 General and administrative expenses ....................................       15.7%        10.3%
 Depreciation and amortization ..........................................        6.8%         5.5%
 Preopening costs .......................................................         --          2.2%
 Restructuring charges(d) ...............................................        4.7%          --
 Impairment of long-lived assets(d) .....................................        6.1%          --
Income (loss) from operations ...........................................      (34.7)%        2.5%
NON-OPERATING EXPENSE (INCOME):
 Interest expense .......................................................       10.8%         0.4%
 Interest income ........................................................       (0.7)%       (0.2)%
 Equity in (income) losses of unconsolidated affiliates .................        1.5%        (0.4)%
Income (loss) before income taxes and cumulative effect of change in
  accounting principle ..................................................      (46.3)%        2.7%
Provision for income taxes ..............................................         --          1.0%
Income (loss) before cumulative effect of change in accounting principle       (46.3)%        1.7%
Cumulative effect of change in accounting principle(e) ..................         --         (6.2)%
                                                                               -----        -----
Net loss ................................................................      (46.3)%       (4.5)%
                                                                               =====        =====

----------------

(a) As a percentage of food and beverage revenues.
(b) As a percentage of merchandise revenues.
(c) As a percentage of Direct Revenues.
(d) Represents a $3.5 million charge for lease termination costs and $4.6 million of asset impairment charges.
(e) Represents the effect of adopting SOP 98-5 in fiscal 1998.

     REVENUES. Total revenues decreased from $96.5 million for the thirteen weeks ended March 29, 1998 ("first quarter 1998") to $75.0 million for the thirteen weeks ended March 28, 1999 ("first quarter 1999"), a decrease of $21.5 million or 22%. The decrease in total revenues was primarily attributable to a decline in same-unit revenues and a decrease in franchise revenues.

     Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." Direct Revenues decreased 19% from $89.9 million for first quarter 1998 to $73.2 million for first quarter 1999. The decrease in Direct Revenues was primarily due to a $17.0 million (22%) decline in revenues in the units comprising the Company's same unit base. These decreases were partially offset by a $3.9 million incremental increase in revenues from units opened subsequent to first quarter 1998. The decline in same unit revenues was primarily due to declines in customer traffic and a decline in the merchandise sales mix. Overall, restaurant average spends on a same unit basis increased 3% from first quarter 1998 to first quarter 1999; however, restaurant covers on a same unit basis decreased 19%. Merchandise average spends declined 6%, while merchandise transactions decreased 31%. The decline in merchandise spends was primarily due to the impact of promotions and discount programs in first quarter 1999. Merchandise transactions decreased primarily due to the absence of any new merchandise lines in the majority of the Company's units and was also impacted by declines in customer traffic. The Company is in the process of introducing new merchandise in an effort to improve its merchandise sales and average spends.

     Franchise fees were $5.0 million for first quarter 1998 compared to $0.5 million for first quarter 1999. The decrease in franchise fees was primarily due to the Company recognizing revenue for five franchises in first quarter 1998 compared to one franchise in first quarter 1999. The Company anticipates franchise revenues will continue to fluctuate on a quarterly basis due to the timing of franchise unit openings.

     COSTS AND EXPENSES. Food and beverage costs increased from 22.2% of food and beverage revenues in first quarter 1998 to 24.9% in first quarter 1999. The increase was primarily a result of menu modifications made during first quarter 1999 and reduced menu prices. Merchandise costs increased from 35.6% of merchandise revenues in first quarter 1998 to 36.4% in first quarter 1999 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from $53.1 million in first quarter 1998 to $55.8 million in first quarter 1999. As a percentage of Direct Revenues, these costs increased from 59.0% of Direct Revenues in first quarter 1998 to 76.3% in first quarter 1999. This increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes and expenses incurred to update the look of certain existing PLANET HOLLYWOOD locations.

     General and administrative expenses increased from $10.0 million in first quarter 1998 to $11.8 million in first quarter 1999. The increase was due primarily to (i) an increase in insurance costs resulting from unfavorable claims experience and an increase in claims handling fees, (ii) an increase in professional fees for consultants assisting the Company with issues arising from its current financial condition,
(iii) increased product development costs associated with the refurbishment of certain PLANET HOLLYWOOD units, and (iv) increases in certain non-cash celebrity related costs.

     PREOPENING COSTS. Preopening costs for first quarter 1998 were $2.1 million due to the Company opening two units in first quarter 1998. There were no preopening costs in first quarter 1999 because the Company did not open any units in first quarter 1999.

     RESTRUCTURING CHARGES. In first quarter 1999, the Company recorded a charge of $3.5 million for the estimated costs to terminate a lease for a unit which will not be opened. First quarter 1999 restructuring activity was as follows:

                                                   ACCRUED          PAID IN           EXPENSE         ACCRUED
                                                DECEMBER 27,     FIRST QUARTER     FIRST QUARTER     MARCH 28,
                                                    1998              1999              1999           1999
                                               --------------   ---------------   ---------------   ----------
RESTRUCTURING COSTS:
 Employee Severance ........................       $ 1,495           $  598            $   --        $   897
 Lease termination costs for units closed or
   not to be opened ........................         3,985            1,375             3,500          6,110
                                                   -------           ------            ------        -------
Total Restructuring Costs ..................       $ 5,480           $1,973            $3,500        $ 7,007
                                                   =======           ======            ======        =======

     IMPAIRMENT OF LONG LIVED ASSETS. In first quarter 1999, the Company recorded a charge of $4.6 million for long lived assets which were impaired. Of that amount, $2.7 million was for an additiional impairment of a site under development which is held for sale. The impairment was necessitated by a reduction in the estimated proceeds to the Company when the site is sold. The remaining $1.9 million of impairments were for sites which were abandoned.

     INTEREST EXPENSE. Interest expense increased from $0.4 million in first quarter 1998 to $8.1 million in first quarter 1999. The increase is due to interest associated with the Company's $250.0 million debt offering completed in March 1998.

     EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income of unconsolidated affiliates decreased from $0.4 million in first quarter 1998 to a loss of $1.1 million in first quarter 1999. The decline in equity in income of unconsolidated affiliates was principally caused by losses incurred by Planet Hollywood (Asia) Pte. Ltd., an entity 50% owned by the Company.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1.0 million or 37.5% of pretax income in first quarter 1998. In first quarter 1999, no benefit for losses incurred was recorded due to uncertainty surrounding the recovery of these losses.

     CHANGE IN ACCOUNTING PRINCIPLE. In third quarter 1998 the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which required the Company to expense as incurred all pre-opening costs that were not otherwise capitablzable as long-lived assets. As a result of the adoption of SOP 98-5, the Company has restated first quarter 1998 to recognize a $6.0 million charge for the cumulative effect of the change in accounting principle, net of the related income tax effect of $3.4 million, and expense all preopening costs as incurred.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities in first quarter 1998 and first quarter 1999 was $21.0 million and $19.9 million, respectively. In first quarter 1998, the primary use of cash in operating activities was for the reduction of $28.0 million in trade payables. In first quarter 1999, losses from operations were the primary use of cash in operating activities.

     Net cash used in investing activities in first quarter 1998 and first quarter 1999 was $23.6 million and $5.2 million, respectively. The decrease was primarily the result of the Company decreasing construction activity in first quarter 1999. Capital expenditures for first quarter 1998 and first quarter 1999 were $22.9 million and $4.9 million, respectively.

     In first quarter 1998, net cash provided by financing activities was $176.8 million. For first quarter 1999, $4.8 million was provided by financing activities. In first quarter 1998, the Company issued $250.0 million of 12% Senior Subordinated Notes due 2005 with a portion of the net proceeds used to repay borrowings under the Company's old credit facility. In first quarter 1999 the cash provided by financing activities was primarily the result of a reduction of restricted cash of $5.0 million.

     The Company has historically relied upon financing initiatives to fund capital expenditures and for working capital. The Company anticipates that it will continue to incur negative cash flows from the operation of the OFFICIAL ALL STAR CAFE, SOUND REPUBLIC and COOL PLANET units. Although the Company has implemented certain strategies in connection with the refocus of its core PLANET HOLLYWOOD operations, the Company currently expects continued underperformance from its PLANET HOLLYWOOD operations due to an expected continuing decline in same unit sales and margins in the near term. The Company also expects to incur some cash expenditures in connection with the disposition of assets. Consequently, the Company has been discussing with bank representatives an extension of the $12.5 million payment which was due March 31, 1999, under the Company's bank credit facility, and the Company has delayed the $15.0 million interest payment required under the Senior Subordinated Notes which was due on April 1, 1999. As a result, subsequent to first quarter 1999, the Company was and is presently in default under the terms of both of these agreements for its failure to make principal and interest payments when due. While the Company expects to offset some of these obligations from the proceeds of the sale of assets, unless the sales can be completed on a timely basis and the Company realizes an improvement in its PLANET HOLLYWOOD operations, the Company's ability to meet its obligations will be dependent upon an infusion of capital, additional financing and/or a restructuring of its existing indebtedness. The Company is actively marketing certain assets and pursuing a variety of financing alternatives. There can be no assurance, however, that the Company will be able to effect any of these strategies on satisfactory terms, if at all.

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

     As of March 28, 1999, the Company had substantially completed an inventory of all information technology equipment and is continuing to address the Year 2000 readiness of such equipment. The Company completed most of its domestic reprogramming in fiscal 1998, and substantially completed the testing of the program modifications in first quarter 1999. Further validation through testing will be conducted throughout calendar year 1999. In addition to the reprogramming of existing applications, the Company is in the process of implementing a new enterprise information system. The system will be Year 2000 compliant, with testing and implementation of the enterprise information system expected to be completed by August 1999. The Company is in the process of upgrading the point of sale system for Year 2000 compliance, which is expected to be completed by August 1999.

     The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, is expected to cost approximately $1.0 million from inception in fiscal 1997 through completion in fiscal 1999. Of these costs, approximately $0.5 million was incurred through March 28, 1999, with the remaining $0.5 million expected to be incurred in the remainder of fiscal 1999. The Company's new enterprise information system is estimated to cost $2.5 million, of which $1.6 million was incurred through March 28, 1999. The remaining $0.9 million is expected to be incurred in the remainder of fiscal 1999. The cost of the point of sale system upgrade is estimated at $0.5 million dollars.

     As of March 28, 1999, the Company had completed a preliminary review of non-information technology equipment at five units and did not identify any significant issues associated with the Year 2000 readiness of that equipment. A comprehensive review of all non-information technology equipment for all units is scheduled to be completed by September 1999 at which time any Year 2000 readiness issues will be addressed.

     The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by assessing the vendors supplying the Company's restaurants with food and related products and also assessing the Company's franchise and joint venture business partners to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them. Because third party failures could have a material impact on the Company's ability to conduct business, the Company has been sending questionnaires to substantially all of the Company's vendors and business partners to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, categorized based upon readiness for the Year 2000 issues, and prioritized in order of significance to the business of the Company. To the extent that vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed.

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

     IMPACT OF INFLATION AND INTERNATIONAL RISKS. Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates. A portion of the Company's sales comes from its international operations (See Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 27,
1998). Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.

     CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results. Currency fluctuations did not have a material effect on the Company's results in first quarter 1999.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Company's accounting policies for derivative instruments is included in the "Summary of Significant Accounting Policies" in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 27, 1998.

     The Company's net exposure to interest rate risk consists of exposure for interest rate swaps which are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. At March 28, 1999 the Company had exposure of $0.3 million for an interest rate swap agreement on its $35 million credit facility. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of March 28, 1999 would not be material. On April 2, 1999 the Company unwound $11.5 million of the amount covered by the swap agreement at a cost of $0.2 million.

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

                          PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The Company has not made the $12.5 million payment due to its secured lender on March 31, 1999, and has been in continuing discussions with the lender concerning the timing of that payment. The Company has also not made the $15.0 million interest payment due on the Company's 12% Senior Subordinated Notes on April 1, 1999, and has been in discussions with certain representatives of the bondholders concerning the timing of that payment. Accordingly, subsequent to first quarter 1999, the Company was and is presently in default under the terms of both of these obligations because of its failure to make principal and interest payments when due.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        Exhibit 27 Financial Data Schedule

     b. Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the thirteen weeks ended March 28, 1999:

 DATE OF      FILING
  REPORT       DATE     REGARDING
---------   ---------   ---------------------------------------------------------------------------------
1/14/99     1/19/99     The announcement of the Company's plans for a fresh look, new menu and more fashion-oriented merchandise for its theme restaurants.
2/05/99     2/11/99     The completion of a stock purchase transaction between two of the Company's stockholders -- Leisure Ventures Pte Ltd. and Kingdom Planet Hollywood Ltd.
2/23/99     2/23/99     The amendment of certain agreements with Keith Barish to reflect a revised plan of distribution for shares of the Company to be sold by Mr. Barish pursuant to either an effective Form S-3 Registration Statement or Rule 144 under the
                        Securities Act of 1933.
3/24/99     3/26/99     The resignation of Keith Barish from the Company's Board of Directors.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PLANET HOLLYWOOD INTERNATIONAL, INC.


DATE: May 11, 1999                 By: /s/ WILLIAM H. BAUMHAUER
                                       ------------------------
                                   Name: William H. Baumhauer
                                   Its:  President and Chief Operating Officer


DATE: May 11, 1999                 By: /s/ THOMAS AVALLONE
                                       -------------------------
                                       Name: Thomas Avallone
                                       Its:   Chief Financial Officer