Form 10-Q
period 1999-06-27
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1999-08-11
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to____________

                         Commission File Number 00028230

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              59-3283783
-------------------------------                         -----------------------
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

                               Yes [X]      No [ ]

         As of July 31, 1999, there were approximately 100,405,857 shares of the registrant's Class A voting Common Stock outstanding and approximately 8,579,920 shares of the registrant's Class B non-voting Common Stock outstanding.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                     INDEX

Part I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets - June 27, 1999
                  and December 27, 1998......................................  1

                  Condensed Consolidated Statements of Operations - Thirteen Weeks and Twenty-six Weeks ended June 27, 1999 and
                  June 28, 1998..............................................  2

                  Condensed Consolidated Statements of Cash Flows  - Twenty-
                  Six Weeks ended June 27, 1999 and June 28, 1998............  3

                  Condensed Consolidated Statements of Changes in Stockholders' Equity - Twenty-six Weeks ended June 27, 1999 and
                  December 27, 1998..........................................  4

                  Notes to Condensed Consolidated Financial Statements.......  5

        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................  7

        Item 3. Quantitative and Qualitative Disclosures About Market Risk... 16



Part II OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders.......... 18

        Item 5. Other Information............................................ 18

        Item 6. Exhibits and Reports on Form 8-K............................. 18

SIGNATURES................................................................... 20

                         PART I - FINANCIAL INFORMATION

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      STATED IN THOUSANDS OF U.S. DOLLARS



                                                      JUNE 27,        DECEMBER 27,
                                                        1999              1998
                                                     -----------     -------------
                                                     (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents ..................        $  21,702         $  45,426
   Accounts receivable, net ...................           12,835            16,740
   Taxes receivable ...........................             --              12,308
   Inventories ................................           15,329            19,186
   Prepaid expenses and other assets ..........            8,047             6,271
                                                       ---------         ---------
        Total current assets ..................           57,913            99,931
Restricted cash and cash equivalents ..........            9,155            16,265
Property and equipment, net ...................          264,362           281,115
Goodwill, net .................................           26,212            27,057
Other assets, net .............................           16,934            16,417
Investment in affiliated entities .............           30,080            31,842
                                                       ---------         ---------
        Total assets ..........................        $ 404,656         $ 472,627
                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ...        $  70,191         $  64,783
   Notes payable - current ....................          257,722            25,326
                                                       ---------         ---------
        Total current liabilities .............          327,913            90,109
Deferred rentals ..............................           11,442            11,618
Notes payable .................................            4,324           254,420
Capital lease obligation ......................            3,876             3,815
Deferred credits ..............................            7,464             6,350
                                                       ---------         ---------
        Total liabilities .....................          355,019           366,312
Minority interest .............................            5,504              --
Stockholders' equity:
   Common stock - Class A .....................            1,003               974
   Common stock - Class B .....................               89               118
   Capital in excess of par value .............          286,367           285,667
   Deferred compensation ......................             (125)             (225)
   Accumulated deficit ........................         (240,176)         (177,288)
   Accumulated other comprehensive income .....           (3,025)           (2,931)
                                                       ---------         ---------
Total stockholders' equity ....................           44,133           106,315
                                                       ---------         ---------
Total liabilities and stockholders' equity ....        $ 404,656         $ 472,627
                                                       =========         =========

The accompanying notes are an integral part of these financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                     THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                 --------------------------      ---------------------------
                                                   JUNE 27,        JUNE 28,        JUNE 27,        JUNE 28,
                                                    1999            1998            1999            1998
                                                 -----------     ----------      -----------     -----------
Revenues ..................................      $  76,647       $ 105,112       $ 151,675       $ 201,644

Cost and expenses:
   Cost of sales ..........................         20,728          25,328          40,961          48,957
   Operating expenses .....................         57,259          57,973         113,068         112,646
   General and administrative expenses ....         12,380           9,932          24,175          18,300
   Preopening costs .......................            303           2,559             303           4,675
   Depreciation and amortization ..........          4,891           5,842           9,983          11,197
   Restructuring charges ..................           --              --             3,500            --
   Impairment of long lived assets ........           --              --             4,598            --
                                                 ---------       ---------       ---------       ---------
                                                    95,561         101,634         196,588         195,775

Income (loss) from operations .............        (18,914)          3,478         (44,913)          5,869
Non-operating expense (income):
   Interest expense .......................          9,136           6,888          17,254           7,304
   Interest income ........................           (282)         (1,332)           (774)         (1,561)
   Equity in (income) loss of
     unconsolidated affiliates.............             58            (100)          1,155            (505)

   Other ..................................            340            --               340            --
                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes and
  cumulative effect .......................        (28,166)         (1,978)        (62,888)            631
Provision for (benefit from) income taxes..           --              (742)           --               238
                                                 ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of
  change in accounting principle ..........        (28,166)         (1,236)        (62,888)            393
Cumulative effect of change in accounting
  principal ...............................           --              --              --            (5,984)
                                                 ---------       ---------       ---------       ---------
Net loss ..................................      $ (28,166)      $  (1,236)      $ (62,888)      $  (5,591)
                                                 =========       =========       =========       =========
Loss per share:
BASIC
Income (loss) before cumulative effect
   of change in accounting principal ......      $   (0.26)      $   (0.01)      $   (0.58)      $    0.00
                                                 =========       =========       =========       =========
Cumulative effect of change in accounting
  principle ...............................           --              --              --             (0.05)
                                                 =========       =========       =========       =========
Net loss ..................................      $   (0.26)      $   (0.01)      $   (0.58)      $   (0.05)
                                                 =========       =========       =========       =========
DILUTED
Income (loss) before cumulative effect
   of change in accounting principal ......      $   (0.26)      $   (0.01)      $   (0.58)      $    0.00
                                                 =========       =========       =========       =========
Cumulative effect of change in accounting
  principle ...............................           --              --              --             (0.05)
                                                 =========       =========       =========       =========
Net loss ..................................      $   (0.26)      $   (0.01)      $   (0.58)      $   (0.05)
                                                 =========       =========       =========       =========
BASIC Weighted Average Shares .............        109,091         109,089         109,091         109,056
                                                 =========       =========       =========       =========
DILUTED Weighted Average Shares ...........        109,091         109,692         109,091         109,787
                                                 =========       =========       =========       =========

         The accompanying notes are an integral part of these condensed financial statements.

                      PLANET HOLLYWOOD INTERNATIONAL INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                      STATED IN THOUSANDS OF U.S. DOLLARS


                                                            TWENTY-SIX WEEKS ENDED
                                                           ------------------------
                                                           JUNE 27,        JUNE 28,
                                                             1999             1998
                                                           --------        --------
NET CASH USED IN OPERATING ACTIVITIES .................   $ (27,724)      $ (20,926)
                                                          ---------       ---------
Cash flows from investing activities:
   Additions to property and equipment ................      (4,281)        (39,384)
   Proceeds from sales of property and equipment ......      20,540            --
   Purchase of restaurant from franchisee .............        --            (2,635)
   Sale of joint venture interests ....................        --             2,250
   Investment in affiliate ............................         107            (461)
   Other ..............................................        --              (767)
                                                          ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          16,366         (40,997)
                                                          ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable ............       2,370         250,000
   Change in restricted cash ..........................       3,104            --
   Exercise of stock options ..........................        --                61
   Deferred financing costs ...........................        --           (10,455)
   Repayment of notes payable .........................     (17,851)        (63,106)
                                                          ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (12,377)        176,500
                                                          ---------       ---------
EFFECT OF EXCHANGE RATES ON CASH ...................             11            (160)
                                                          ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (23,724)        114,417
                                                          ---------       ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...         45,426           9,089
                                                          ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $  21,702       $ 123,506
                                                          =========       =========

         The accompanying notes are an integral part of these condensed financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      STATED IN THOUSANDS OF U.S. DOLLARS


                                    COMMON                   COMMON
                                     STOCK                    STOCK              CAPITAL IN
                                    CLASS A                  CLASS B              EXCESS OF   COMPREHENSIVE   RETAINED
                                    SHARES        AMOUNT      SHARES      AMOUNT  PAR VALUE      INCOME       EARNINGS
                                   --------      -------     -------      ------  ---------   -------------   ---------

Balance at
   December 28, 1997 ...........     97,128   $     972      11,765   $     118  $ 279,372                 $  66,644

Net loss .......................                                                               $(243,932)   (243,932)
Other comprehensive income:
   Currency translation
      adjustment ...............                                                                   1,509
                                                                                               ---------
Comprehensive income ...........                                                               $(242,423)
                                                                                               ---------
Stock issuance .................        190           2                              1,198

Celebrity restricted stock
   options and awards ..........                                                     5,036
Exercise of stock options ......          8                                             61

Employee restricted stock awards
                                     -------   ---------     -------       ----   ---------                 ---------
Balance at December 27, 1998 ...     97,326         974      11,765         118    285,667                  (177,288)


Net loss .......................                                                               $ (62,888)    (62,888)

Other comprehensive income:
Currency translation adjustment                                                                      (94)
                                                                                               ---------
Comprehensive income ...........                                                               $ (62,982)
                                                                                               ---------
Conversion of Class B shares
  to Class A shares ............      2,919          29      (2,919)        (29)

Celebrity restricted stock
   options and awards ..........                                                       700

Employee restricted
   stock awards ................
                                    -------   ---------     -------       ----   ---------                 ---------
Balance at
   June 27, 1999 (unaudited) ...    100,245   $   1,003       8,846       $  89  $ 286,367                 $(240,176)
                                    =======   =========     =======       =====  =========                 =========



                                                ACCUMULATED
                                                OTHER TOTAL
                                  DEFERRED      COMPREHENSIVE   STOCKHOLDERS'
                                COMPENSATION      INCOME          EQUITY
                                ------------  -------------    -------------
Balance at
   December 28, 1997 ........... $  (4,125)       $  (4,440)      $ 338,541
Net loss .......................                                   (243,932)

Other comprehensive income:
   Currency translation
      adjustment ...............                      1,509           1,509

Comprehensive income ...........

Stock issuance .................                                      1,200

Celebrity restricted stock
   options and awards ..........      3,700                           8,736
Exercise of stock options ......                                         61

Employee restricted stock awards        200                             200

Balance at December 27, 1998 ...       (225)         (2,931)        106,315
                                  ---------       ----------      ---------
 Net loss ......................                                    (62,888)

Other comprehensive income:
Currency translation adjustment                         (94)           (94)

Comprehensive income ...........

Conversion of Class B shares
  to Class A shares ............

Celebrity restricted stock
   options and awards ..........                                       700

Employee restricted
   stock awards ................        100                            100
                                  ---------       ---------       --------
Balance at
   June 27, 1999 (unaudited) ...  $    (125)      $  (3,025)      $ 44,133
                                  =========       =========       ========

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

2.       GOING CONCERN

         The Company incurred significant losses in fiscal 1998 and the first two quarters of fiscal 1999. Additionally, the Company's revolving credit facility was terminated in December 1998. Further, the Company anticipates it will continue to incur negative cash flows from the operation of the OFFICIAL ALL STAR CAFE, SOUND REPUBLIC and COOL PLANET units. Although the Company has implemented certain strategies in connection with the refocus of its core PLANET HOLLYWOOD operations, the Company currently expects continued under-performance from its PLANET HOLLYWOOD operations due to continuing declines in same unit sales and margins. The Company has not paid a $15,000 interest payment required under its Senior Subordinated Notes agreement, which was due April 1, 1999. The Company is in default under the terms of the agreement for its failure to make the interest payment when due. As a result, $250,000 of long-term notes payable have been reclassified to notes payable-current. In addition, the Company did not pay its bank credit facility when due and is in default under the terms of the agreement. During the second quarter 1999, the Company sold its Orlando, Florida corporate office facilities to a third party for approximately $17,000. Of the net proceeds from the sale, the Company utilized $16,600 to pay a portion of the indebtedness under the Company's bank credit facility. While the Company expects to offset some of its remaining obligations from the proceeds of planned sales of assets, unless the sales can be completed on a timely basis and the Company realizes an improvement in its PLANET HOLLYWOOD operations, the Company's ability to meet its obligations will be dependant upon an infusion of capital, additional financing and/or a restructuring of its existing indebtedness. The Company is actively marketing certain assets and pursuing a variety of financing alternatives. There can be no assurance, however, that the Company will be able to effect any of these strategies on satisfactory terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       IMPAIRMENT OF LONG LIVED ASSETS AND RESTRUCTURING CHARGES

         In the first quarter of 1999, the Company recorded a charge of $4,598 for long lived assets which were impaired. Of that amount, $2,650 was for an additional impairment of a site under development, which was sold during the second quarter 1999.

4.       ASSET SALES

         In May 1999, the Company sold a building and land related to a site under development (see note 3) for approximately $7,000.

         In June 1999, the Company sold its Orlando, Florida corporate office, land and warehouse facility for approximately $17,000. Immediately following the sale, the Company entered into a lease arrangement for the facilities with the purchaser for an annual lease payment of approximately $2,676 through 2014.

         Subsequent to June 27, 1999, the Company sold its 20% ownership interest in the Hotel Pennsylvania for approximately $18,000 and cancelled the related license agreement. The net book value of the investment at the time of the sale was approximately $12,000.

5.       JOINT VENTURE

         At the end of the second quarter 1999, the Company completed the development of a combination theatre and multi-concept restaurant unit called Planet Movies, under a joint venture arrangement with AMC Entertainment, Inc. ("AMC"). This unit is consolidated in the Company's June 27, 1999 financial statements. Approximately $11,000 of unit development costs incurred by the joint venture have been capitalized as property and equipment and minority interest of approximately $5,504 has been recorded, representing AMC's ownership interest.

6.      EARNINGS (LOSS) PER SHARE

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

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED JUNE 27, 1999 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 1998.

         In summary, the operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows.



                                             THIRTEEN WEEKS ENDED
                                            ----------------------
                                            JUNE 27,      JUNE 28,
                                             1999          1998
                                            --------     ---------
REVENUES:
   Food & Beverage                              72.1%        62.9%
   Merchandise                                  25.0%        27.6%
   Royalty and other                             2.9%         6.6%
   Franchise fees                               --  %         2.9%
                                               -----        -----
                                               100.0%       100.0%
COST AND EXPENSES:
   Food and beverage cost of sales (a)          25.6%        23.4%
   Merchandise cost of sales (b)                34.3%        33.9%
   Subtotal - Cost of sales (c)                 27.9%        26.6%
   Operating expenses (c)                       77.0%        60.9%
   General and administrative expenses          16.2%         9.4%
   Preopening costs                              0.4%         2.4%
   Depreciation and amortization                 6.4%         5.6%
                                               -----        -----
                                               124.7%        96.7%

Income (loss) from operations                  (24.7)%        3.3%
NON-OPERATING EXPENSE (INCOME):
   Interest expense                             11.9%         6.6%
   Interest income                              (0.4)%       (1.3)%
   Equity in (income) losses of
      unconsolidated affiliates                  0.1%        (0.1)%
   Other                                         0.4%          -- %
                                               -----        -----
                                                12.0%         5.2%
Loss before income taxes                       (36.7)%       (1.9)%
Benefit from income taxes                        0.0%         0.7%
                                               -----        -----
Net loss                                       (36.7)%       (1.2)%
                                               =====        =====

---------------
(a)  As a percentage of food and beverage revenues.
(b)  As a percentage of merchandise revenues.
(c)  As a percentage of direct revenues.

         REVENUES. Total revenues decreased from $105.1 million for the thirteen weeks ended June 28, 1998 ("second quarter 1998") to $76.6 million for the thirteen weeks ended June 27, 1999 ("second quarter 1999"), a decrease of $28.5 million or 27%. The decrease in total revenues was primarily attributable to a decline in same-unit revenues and a decrease in franchise revenues.

         Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." Direct Revenues decreased 22% from $95.2 million for second quarter 1998 to $74.4 million for second quarter 1999. The decrease in Direct Revenues was primarily due to a $20.6 million (22%) decline in revenues in the units comprising the Company's same unit base. These decreases were partially offset by a $1.9 million incremental increase in revenues from units opened subsequent to second quarter 1998. The decline in same unit revenues was primarily due to declines in customer traffic and a decline in the merchandise sales mix. Overall, restaurant average spends on a same unit basis decreased 3% from second quarter 1998 to second quarter 1999, and restaurant covers on a same unit basis decreased 18%. Merchandise average spends declined 7%, while merchandise transactions decreased 31%. The decline in merchandise spends was primarily due to the impact of promotional discount programs in second quarter 1999. Merchandise transactions decreased primarily due to declines in customer traffic. The Company has begun introducing new merchandise lines in an effort to improve its merchandise sales and average spends.

         There were no franchise fees for second quarter 1999, while franchise fees were $3.0 million for second quarter 1998. The decrease in franchise fees was primarily due to the Company recognizing revenue for four franchises in second quarter 1998 compared to none in second quarter 1999.

         COSTS AND EXPENSES. Food and beverage costs increased from 23.4% of food and beverage revenues in second quarter 1998 to 25.6% in second quarter 1999. The increase was primarily a result of costs associated with the introduction of a new menu during first and second quarters in 1999 and reduced menu prices. Merchandise costs increased from 33.9% of merchandise revenues in second quarter 1998 to 34.3% in second quarter 1999 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $57.9 million in second quarter 1998 to $57.2 million in second quarter 1999. As a percentage of Direct Revenues, these costs increased from 60.9% of Direct Revenues in second quarter 1998 to 77.0% in second quarter 1999. This percentage increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes and expenses incurred to update the look of certain existing PLANET HOLLYWOOD locations.

         General and administrative expenses increased from $9.9 million in second quarter 1998 to $12.4 million in second quarter 1999. The increase was due primarily to: (i) an increase in professional fees for consultants assisting the Company with issues arising from its current financial condition, (ii) increased costs associated with the refurbishment of certain PLANET HOLLYWOOD units in conjunction with the introduction of a new menu.

         PREOPENING COSTS. Preopening costs decreased from $2.6 million in second quarter 1998 to $0.3 million in second quarter 1999 due to the Company opening four units in second quarter 1998. One unit was opened on June 30, 1999.

         INTEREST EXPENSE. Interest expense increased from $6.9 million in second quarter 1998 to $9.1 million in second quarter 1999. The interest primarily results from the Company's $250 million debt offering completed in March 1998. During the second quarter 1998, interest of approximately $1.2 million was capitalized.

         EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income of unconsolidated affiliates decreased from income of $0.1 million in second quarter 1998 to a loss of $0.1 million in second quarter 1999. The decline in equity in income of unconsolidated affiliates was principally caused by losses incurred by Planet Hollywood (Asia) Pte. Ltd., an entity 50% owned by the Company, partially offset by earnings reported by ECE, an entity 20% owned by the Company.

TWENTY-SIX WEEKS ENDED JUNE 27, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 1998.

In summary, the operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:



                                         TWENTY-SIX WEEKS ENDED
                                         ------------------------
                                         JUNE 27,        JUNE 28,
                                          1999            1998
                                         ---------     ----------
REVENUES:
   Food & Beverage                          73.2%        63.8%
   Merchandise                              24.1%        28.0%
   Royalty and other                         2.4%         4.2%
   Franchise fees                            0.3%         4.0%
                                          ------       ------
                                           100.0%       100.0%

COST AND EXPENSES:
   Food and beverage cost of sales (a)      25.3%        22.8%
   Merchandise cost of sales (b)            35.3%        34.7%
   Subtotal - Cost of sales (c)             27.8%        26.4%
   Operating expenses (c)                   76.6%        60.8%
   General and administrative expenses      15.9%         9.1%
   Preopening costs                          0.2%         2.3%
   Depreciation and amortization             6.6%         5.6%
   Other changes (d)                         5.3%         -- %
                                          ------       ------
                                           129.6%        97.1%

Income (loss) from operations              (29.6)%        2.9%

NON-OPERATING EXPENSE (INCOME):
   Interest expense                         11.4%         3.6%
   Interest income                          (0.5)%       (0.8)%
   Equity in (income) losses of
     unconsolidated affiliates               0.8%        (0.3)%
   Other                                     0.2%          -- %
                                          ------        ------
                                            11.9%          2.5%

Income (loss) before income taxes
  and cumulative effect of
  change in accounting principal           (41.5)%        0.3%
Provision for income taxes                    -- %       (0.1)%
                                          ------        ------
Income (loss) before cumulative
  effect of change in
  accounting principal                     (41.5)%        0.2%
Cumulative effect of change in
accounting principal                          -- %       (3.0)%
                                          ------        ------
Net loss                                   (41.5)%       (2.8)%
                                          ======        ======

-----------------
(a)  As a percentage of food and beverage revenues.
(b)  As a percentage of merchandise revenues.
(c)  As a percentage of Direct Revenues
(d) Represents a $3.5 million charge for lease termination costs and $4.6 million of asset impairment charges

         REVENUES. Total revenues decreased from $201.6 million for the twenty-six weeks ended June 28, 1998 to $151.7 million for the twenty-six weeks ended June 27, 1999, a decrease of $49.9 million or 25%. The decrease in total revenues was primarily attributable to a decline in same-unit revenues and a decrease in franchise revenues.

         Direct Revenues decreased 20% from $185.1 million for the twenty-six weeks ended June 28, 1998 to $147.6 million for the twenty-six weeks ended June 27, 1999. The decrease in Direct Revenues was primarily due to a $38 million (22%) decline in revenues in the units comprising the Company's same unit base. These decreases were partially offset by a $3.7 million incremental increase in revenues from units opened subsequent to second quarter 1998. The decline in same unit revenues was primarily due to declines in customer traffic and a decline in the merchandise sales mix. Overall, restaurant average spends on a same unit basis remained constant from the twenty-six weeks ended June 28, 1998 to the twenty-six weeks ended June 27, 1999; however, restaurant covers on a same unit basis decreased 19%. Merchandise average spends declined 6%, while merchandise transactions decreased 31%. The decline in merchandise spends was primarily due to the impact of promotional discount programs in the twenty-six weeks ended June 27, 1999. Merchandise transactions decreased primarily due to declines in customer traffic. The Company has begun introducing new merchandise lines in an effort to improve its merchandise sales and average spends.

         Franchise fees were $8.0 million for the twenty-six weeks ended June 28, 1998 compared to $.5 million for the twenty-six weeks ended June 27, 1999. The decrease in franchi se fees was primarily due to the Company recognizing revenue for eight franchises in the twenty-six weeks ended June 28, 1998 compared to one franchise in the twenty-six weeks ended June 27, 1999. The Company anticipates franchise revenues will continue to fluctuate due to the timing of franchise unit openings.

         COSTS AND EXPENSES. Food and beverage costs increased from 22.8% of food and beverage revenues in the twenty-six weeks ended June 28, 1998 to 25.3% in the twenty-six weeks ended June 27, 1999. The increase was primarily a result of costs associated with the introduction of a new menu during fiscal 1999 and reduced menu prices. Merchandise costs increased from 34.7% of merchandise revenues in the twenty-six weeks ended June 28, 1998 to 35.3% in the twenty-six weeks ended June 27, 1999 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from $112.6 million in the twenty-six weeks ended June 28, 1998 to $113.1 million in the twenty-six weeks ended June 27, 1999. As a percentage of Direct Revenues, these costs increased from 60.8% of Direct Revenues in the twenty-six weeks ended June 28, 1998 to 76.6% in the twenty-six weeks ended June 27, 1999. This increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes and expenses incurred to update the look of certain existing PLANET HOLLYWOOD locations.

         General and administrative expenses increased from $18.3 million in the twenty-six weeks ended June 28, 1998 to $24.1 million in twenty-six weeks ended June 27, 1999. The increase was due primarily to: (i) an increase in insurance costs resulting from unfavorable claims experience and an increase in claims handling fees, (ii) an increase in professional fees for consultants assisting the Company with issues arising from its current financial condition, (iii) increased costs associated with the refurbishment of certain PLANET HOLLYWOOD units in conjunction with the introduction of a new menu, and (iv) increases in certain non-cash celebrity related costs.

         PREOPENING COSTS. Preopening costs decreased from $4.7 million in the twenty-six weeks ended June 28, 1998 to $.3 million in the twenty-six weeks ended June 27, 1999 due to the Company opening five units in the twenty-six weeks ended June 28, 1998. One unit was opened on June 30, 1999.

         RESTRUCTURING CHARGES. In the twenty-six weeks ended June 27, 1999, the Company recorded a charge of $3.5 million for the estimated costs to terminate a lease for a unit which will not be opened. Restructuring activity through second quarter 1999 was as follows:

                                                 ACCRUED                           ACCRUED
                                                 DEC. 27     PAID IN    EXPENSE    JUNE 27,
                                                  1998        1999        1999       1999
                                                 -------     --------   -------    -------

RESTRUCTURING COSTS:
Employee Severance ........................      $1,495      $1,186      $ --        $  309
Lease termination costs for units closed or
    not to be opened ......................       3,985       2,211       3,500       5,274
                                                 ------      ------      ------      ------
Total Restructuring Costs .................      $5,480      $3,397      $3,500      $5,583
                                                 ======      ======      ======      ======

         IMPAIRMENT OF LONG LIVED ASSETS. In the twenty-six weeks ended June 27, 1999, the Company recorded a charge of $4.6 million to write off costs associated with sites which have been abandoned and to record an additional charge for a site under development which was being held for sale.

         INTEREST EXPENSE. Interest expense increased from $7.3 million in the twenty-six weeks ended June 28, 1998 to $17.3 million in the twenty-six weeks ended June 27, 1999. The increase is due to interest associated with the Company's $250.0 million debt offering completed in March 1998. During the twenty-six weeks ended June 28, 1998, interest of approximately $1.2 million was capitalized as a unit construction cost.

         EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income of unconsolidated affiliates decreased from income of $0.5 million in the twenty-six weeks ended June 28, 1998 to a loss of $1.2 million in the twenty-six weeks ended June 27, 1999. The decline in equity in income of unconsolidated affiliates was principally caused by losses incurred by Planet Hollywood (Asia) Pte. Ltd., an entity 50% owned by the Company and lower earnings by ECE, an entity 20% owned by the Company.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $0.2 million or 37.5% of pretax income in the twenty-six week period ended June 28, 1998. In the twenty-six weeks ended June 27, 1999, no benefit for losses incurred was recorded due to uncertainty surrounding the recovery of these losses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities in the twenty-six weeks ended June 28, 1998 and the twenty-six weeks ended June 27, 1999 was $21.0 million and $27.7 million, respectively. In the twenty-six weeks ended June 28, 1998, the primary use of cash in operating activities was for the reduction of $28.0 million in trade payables. In the twenty-six weeks ended June 27, 1999, losses from operations were the primary use of cash in operating activities.

         Net cash used in investing activities in the twenty-six weeks ended June 28, 1998 was $40.1 million and net cash provided by investing activities in the twenty-six week period ended June 27, 1999 was $16.4 million. The decrease was primarily the result of the Company decreasing construction activity and receiving proceeds of $20.5 million from the sale of property and equipment in the twenty-six weeks ended June 27, 1999. Capital expenditures for twenty-six weeks ended June 28, 1998 and twenty-six weeks ended June 27, 1999 were $39.3 million and $4.3 million, respectively.

         In the twenty-six weeks ended June 28, 1998, net cash provided by financing activities was $176.5 million. For the twenty-six weeks ended June 27, 1999, $12.4 million was used in financing activities. In the twenty-six weeks ended June 28, 1998, the Company issued $250.0 million of 12% Senior Subordinated Notes due 2005 with a portion of the net proceeds used to repay borrowings under the Company's old credit facility. In the twenty-six weeks ended June 27, 1999 the cash used in financing activities was primarily the result of the repayment of $17.9 million of notes payable offset by a reduction of restricted cash of $3.1 million and the issuance of $2.4 million of notes payable.

         The Company has historically relied upon financing initiatives to fund capital expenditures and for working capital. The Company anticipates that it will continue to incur negative cash flows from the operation of the OFFICIAL ALL STAR CAFE, SOUND REPUBLIC and COOL PLANET units. Although the Company has implemented certain strategies in connection with the refocus of its core PLANET HOLLYWOOD operations, the Company currently expects continued under performance from its PLANET HOLLYWOOD operations due to an expected continuing decline in same unit sales and margins in the near term. The Company also expects to incur some cash expenditures in connection with the disposition of assets. The Company has not paid a $15.0 million interest payment required under the Senior Subordinated Notes, which was due on April 1, 1999. The Company is in default under the terms of the agreement for its failure to make the interest payment when due. As a result, $250,000 of long-term notes payable have been reclassified to notes payable-current. In addition, the Company did not pay its bank credit facility when due and is in default under the terms of the agreement. During the second quarter 1999, the Company sold its Orlando, Florida corporate office facilities to a third party for approximately $17 million. Of the net proceeds from the sale, the Company utilized $16.6 million to pay a portion of the indebtedness under the Company's bank credit facility. While the Company expects to offset some of these obligations from the proceeds of the sale of assets, unless the sales can be completed on a timely basis and the Company realizes an improvement in its PLANET HOLLYWOOD operations, the Company's ability to meet its obligations will be dependant upon an infusion of capital, additional financing and/or a restructuring of its existing indebtedness. The Company is actively marketing certain assets and pursuing a variety of financing alternatives. There can be no assurance, however, that the Company will be able to effect any of these strategies on satisfactory terms, if at all.

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

         As of June 27, 1999, the Company had substantially completed an inventory of all information technology equipment and is continuing to address the Year 2000 readiness of such equipment. The Company completed most of its domestic reprogramming in fiscal 1998, and substantially completed the testing of the program modifications in first quarter 1999. Further validation through testing will be conducted throughout calendar year 1999. In addition to the reprogramming of existing applications, the Company is in the process of implementing a new enterprise information system. The system is Year 2000 compliant. Final compliance testing of the enterprise information system is expected to be completed by October 1999. The Company is in the process of upgrading the point of sale system for Year 2000 compliance, which is expected to be completed by November 1999.

         The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, is expected to cost approximately $1.0 million from inception in fiscal 1997 through completion in fiscal 1999. Of these costs, approximately $0.5 million was incurred through June 27, 1999, with the remaining $0.5 million expected to be incurred in the remainder of fiscal 1999. The Company's new enterprise information system is estimated to cost $2.5 million, of which $2.1 million was incurred through June 27, 1999. The remaining $0.4 million is expected to be incurred in the remainder of fiscal 1999. The point of sale system upgrade is estimated at $0.8 million dollars

         As of June 27, 1999, the Company had completed a preliminary review of non-information technology equipment at five units and did not identify any significant issues associated with the Year 2000 readiness of this equipment. A comprehensive review of all non-information technology equipment for all units is scheduled to be completed by September 1999 at which time any Year 2000 readiness issues will be addressed.

         The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by assessing the vendors, supplying the Company's restaurants with food and related products and also assessing the Company's franchise and joint venture business partners to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them. Because third party failures could have a material impact on the Company's ability to conduct business, the Company has been sending questionnaires to substantially all of the Company's vendors and business partners to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, categorized based upon readiness for the Year 2000 issues, and prioritized in order of significance to the business of the Company. To the extent that vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed.

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

         CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results. Currency fluctuations did not have a material effect on the Company's results in the first two quarters of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 27, 1999, in Orlando, Florida. At this meeting, William H. Baumhauer, Robert Earl and Michael Tarnopol were re-elected as directors of the Company to serve three-year terms. The voting was as follows:



         Election of directors:

                                                             AGAINST OR
                                                             WITHHOLD
                                                FOR          AUTHORITY
William Baumhauer (1)                        73,121,181     11,111,039
Robert Earl                                  73,121,918     11,110,302
Michael Tarnopol                             73,121,681     11,110,539

(1) Mr. Baumhauer resigned as a director and officer of the Company June, 1999

ITEM 5.  OTHER INFORMATION

         The Company has not made the $15.0 million interest payment due on the Company's 12% Senior Subordinated Notes on April 1, 1999, and has been in discussions with certain representatives of the bondholders concerning the timing of that payment and or restructuring of the debt. Accordingly, the Company is in default under the terms of this obligation.

         During the second quarter 1999, the Company sold its Orlando, Florida corporate office building to a third party for approximately $17 million. From the proceeds of the sale, the Company utilized $16.6 million to pay existing indebtedness under the Company's bank credit facility. The Company is in default under the terms of the agreement.

         On June 25, 1999, the Company announced the resignation of William H. Baumhauer from the position of President and Chief Operating Officer of the Company and the resignation of Mr. Baumhauer from the Company's Board of Directors. In addition to his role as Chief Executive Officer, Robert Earl has reassumed his position as the Company's President.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

               Exhibit 27      Financial Data Schedule

         b.  Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the thirteen weeks ended June 27, 1999:

DATE OF REPORT  FILING DATE     REGARDING
--------------  -----------     ---------
4/20/99           4/21/99       The announcement of Mr. Isadore Sharp's
                                resignation from the Company's Board of
                                Directors.

         The Company filed the following Current Reports on Form 8-K subsequent to the thirteen weeks ended June 27, 1999, relating to items occurring during the thirteen weeks ended June 27, 1999:

DATE OF REPORT  FILING DATE     REGARDING
--------------  -----------     ---------

6/25/99          6/29/99        The announcement of William H. Baumhauer's
                                resignation as President and Chief Operating
                                Officer of the Company and from the Company's
                                Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANET HOLLYWOOD INTERNATIONAL, INC.




DATE:   August 11, 1999                 By:     /s/ ROBERT EARL
                                           ------------------------------------
                                           Name:   Robert Earl
                                           Its:    Chairman and Chief Executive
                                                   Officer



DATE:  August 11, 1999                  By:     /s/ THOMAS AVALLONE
                                           ------------------------------------
                                           Name:    Thomas Avallone
                                           Its:     Chief Financial Officer