Form 10-Q
period 1999-09-26
PLANET HOLLYWOOD INTERNATIONAL INC
filed 1999-11-12
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

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

                                 Yes [X]    No [ ]

         As of October 31, 1999, there were approximately 100,245,000 shares of the registrant's Class A voting Common Stock outstanding and approximately 8,846,000 shares of the registrant's Class B non-voting Common Stock outstanding.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                      INDEX

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets - September 26, 1999
                    and December 27, 1998....................................................1

                    Condensed Consolidated Statements of Operations - Thirteen
                    Weeks and Thirty-nine Weeks ended September 26, 1999 and
                    September 27, 1998.......................................................2

                    Condensed Consolidated Statements of Cash Flows  - Thirty-
                    Nine Weeks ended September 26, 1999 and September 27, 1998...............3

                    Condensed Consolidated Statements of Changes in Stockholders'
                    Equity (deficit) - Thirty-nine Weeks ended September 26,
                    1999 and December 27, 1998...............................................4

                    Notes to Condensed Consolidated Financial Statements.....................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................17

Part II  OTHER INFORMATION

         Item 5.  Other Information.........................................................19

         Item 6.  Exhibits and Reports on Form 8-K..........................................19

SIGNATURES..................................................................................21

                         PART I - FINANCIAL INFORMATION

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                      SEPTEMBER 26, DECEMBER 27,
                                                         1999          1998
                                                      (UNAUDITED)
                                                       ---------     ---------
ASSETS
Current assets:
    Cash and cash equivalents ......................  $  24,046     $  45,426
    Accounts receivable, net .......................     14,366        16,740
    Taxes receivable ...............................       --          12,308
    Inventories ....................................     17,180        19,186
    Prepaid expenses and other assets ..............      7,304         6,271
                                                      ---------     ---------
         Total current assets ......................     62,896        99,931
Restricted cash and cash equivalents ...............      7,355        16,265
Property and equipment, net ........................    191,052       281,115
Goodwill, net ......................................     13,632        27,057
Other assets, net ..................................     10,691        16,417
Investment in affiliated entities ..................     18,096        31,842
                                                      ---------     ---------
         Total assets ..............................  $ 303,722     $ 472,627
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued liabilities .......  $  74,104     $  64,783
    Notes payable - current ........................    251,129        25,326
                                                      ---------     ---------
         Total current liabilities .................    325,233        90,109
Deferred rentals ...................................      6,653        11,618
Notes payable ......................................      4,324       254,420
Capital lease obligation ...........................      3,831         3,815
Deferred credits ...................................      9,838         6,350
                                                      ---------     ---------
         Total liabilities .........................    349,879       366,312
Minority interest ..................................      4,471          --
Stockholders' equity (deficit):
    Common stock - Class A .........................      1,003           974
    Common stock - Class B .........................         89           118
    Capital in excess of par value .................    286,355       285,667
    Deferred compensation ..........................        (69)         (225)
    Accumulated deficit ............................   (336,204)     (177,288)
    Accumulated translation adjustment .............     (1,802)       (2,931)
                                                      ---------     ---------
Total stockholders' equity (deficit) ...............    (50,628)      106,315
                                                      ---------     ---------
Total liabilities and stockholders' equity (deficit)  $ 303,722     $ 472,627
                                                      =========     =========

   The accompanying notes are an integral part of these financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                            ----------------------------        -----------------------------
                                            SEPTEMBER 26,   SEPTEMBER 27,       SEPTEMBER 26,    SEPTEMBER 27,
                                                1999            1998                1999             1998
                                            ------------    ------------        ------------     ------------
Revenues ................................    $  80,441       $ 110,261            $ 232,116        $ 311,905
Cost and expenses:
    Cost of sales .......................       22,634          29,284               63,595           78,241
    Operating expenses ..................       56,731          62,123              169,799          174,769
    General and administrative expenses .        9,315          17,181               33,490           35,481
    Preopening costs ....................        1,320           5,879                1,623           10,554
    Depreciation and amortization .......        5,528           6,216               15,511           17,413
    Restructuring charges ...............        1,028            --                  4,528             --
    Impairment of long lived assets .....       75,199            --                 79,797             --
                                             ---------       ---------            ---------        ---------
                                               171,755         120,683              368,343          316,458

Loss from operations ....................      (91,314)        (10,422)            (136,227)          (4,553)
Non-operating expense (income):
    Interest expense ....................        8,245           7,157               25,499           14,461
    Interest income .....................         (207)         (2,008)                (981)          (3,569)
    Equity in loss of unconsolidated
       affiliates .......................        1,093             581                2,248               76
    Net gain on sale of assets ..........       (3,672)           --                 (3,672)            --
    Other ...............................         (745)           --                   (405)            --
                                             ---------       ---------            ---------        ---------
Loss before income taxes and
    cumulative effect ...................      (96,028)        (16,152)            (158,916)         (15,521)
Benefit from income taxes ...............         --            (6,057)                --             (5,819)
                                             ---------       ---------            ---------        ---------
Loss before cumulative effect of
    change in accounting principle ......      (96,028)        (10,095)            (158,916)          (9,702)
Cumulative effect of change in accounting
    principle ...........................         --              --                   --              5,984
                                             ---------       ---------            ---------        ---------
Net loss ................................    $ (96,028)      $ (10,095)           $(158,916)       $ (15,686)
                                             =========       =========            =========        =========
Loss per share:
BASIC
Loss before cumulative effect of
    change in accounting principle ......    $   (0.88)      $   (0.09)           $   (1.46)       $   (0.09)
Cumulative effect of change in accounting
    principle ...........................         --              --                   --              (0.05)
                                             =========       =========            =========        =========
Net loss ................................    $   (0.88)      $   (0.09)           $   (1.46)       $   (0.14)
                                             =========       =========            =========        =========
DILUTED
Loss before cumulative effect of
    change in accounting principle ......    $   (0.88)      $   (0.09)           $   (1.46)       $   (0.09)
Cumulative effect of change in accounting
    principle ...........................         --              --                   --              (0.05)
                                             =========       =========            =========        =========
Net Loss ................................    $   (0.88)      $   (0.09)           $   (1.46)       $   (0.14)
                                             =========       =========            =========        =========

BASIC Weighted Average Shares ...........      109,091         109,090              109,091          109,067
                                             =========       =========            =========        =========

DILUTED Weighted Average Shares .........      109,091         109,113              109,091          109,562
                                             =========       =========            =========        =========

         The accompanying notes are an integral part of these condensed financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                       THIRTY-NINE WEEKS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 26, SEPTEMBER 27,
                                                        1999         1998
                                                     -----------  ------------

NET CASH USED IN OPERATING ACTIVITIES ..............  $ (39,539)   $  (3,550)
                                                      ---------    ---------
Cash flows from investing activities:
    Additions to property and equipment ............     (4,118)     (58,723)
    Proceeds from sales of property and equipment ..     24,289         --
    Purchase of restaurant from franchisee .........       --         (2,635)
    Sale of joint venture interests ................     17,385         --
    Investment in affiliate ........................       --         (2,487)
    Other ..........................................       --          1,286
                                                      ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      37,556      (62,559)
                                                      ---------    ---------
Cash flows from financing activities:
    Proceeds from issuance of notes payable ........       --        250,000
    Change in restricted cash ......................      4,904         --
    Exercise of stock options ......................       --             61
    Deferred financing costs .......................       --        (10,751)
    Repayment of notes payable .....................    (24,277)     (62,858)
                                                      ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (19,373)     176,452
                                                      ---------    ---------
EFFECT OF EXCHANGE RATES ON CASH ...................        (24)         211
                                                      ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (21,380)     110,554
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...     45,426        9,089
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........  $  24,046    $ 119,643
                                                      =========    =========

         The accompanying notes are an integral part of these condensed financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                   COMMON                        COMMON
                                   STOCK                         STOCK                          CAPITAL IN
                                   CLASS A                       CLASS B                        EXCESS OF
                                   SHARES          AMOUNT        SHARES          AMOUNT         PAR VALUE
                                  ---------      ---------      ---------       ---------       ---------
Balance at
   December 28, 1997 .......         97,128      $     972         11,765       $     118       $ 279,372
Net loss ...................
Other comprehensive income:
   Currency translation
     adjustment ............

Comprehensive income .......

Stock issuance .............            190              2                                          1,198
Celebrity restricted stock
   options and awards ......                                                                        5,036
Exercise of stock options ..              8                                                            61
Employee restricted stock
   awards ..................
                                  ---------      ---------      ---------       ---------       ---------
Balance at
   December 27, 1998 .......         97,326            974         11,765             118         285,667
Net loss ...................
Other comprehensive income:
Currency translation
   adjustment ..............

Comprehensive income .......

Conversion of Class B shares
   to Class A shares .......          2,919             29         (2,919)            (29)
Celebrity restricted stock
   options and awards ......                                                                          688
Employee restricted
   stock awards ............
                                  ---------      ---------      ---------       ---------       ---------
Balance at
   September 26, 1999
   (unaudited) .............        100,245      $   1,003          8,846       $      89       $ 286,355
                                  =========      =========      =========       =========       =========

                                                                                 ACCUMULATED       TOTAL
                                COMPREHENSIVE     RETAINED        DEFERRED       TRANSLATION    STOCKHOLDERS'
                                    INCOME         EARNINGS     COMPENSATION      ADJUSTMENT    EQUITY (DEFICIT)
                                -------------     ---------     ------------     -----------    ---------------
Balance at
   December 28, 1997 .......                      $  66,644       $  (4,125)      $  (4,440)      $ 338,541
Net loss ...................      $(243,932)       (243,932)                                       (243,932)
Other comprehensive income:
   Currency translation
     adjustment ............          1,509                                           1,509           1,509
                                  ---------
Comprehensive income .......      $(242,423)
                                  ---------
Stock issuance .............                                                                          1,200
Celebrity restricted stock
   options and awards ......                                          3,700                           8,736
Exercise of stock options ..                                                                             61
Employee restricted stock
   awards ..................                                            200                             200
                                                  ---------       ---------       ---------       ---------
Balance at
   December 27, 1998 .......                       (177,288)           (225)         (2,931)        106,315
Net loss ...................      $(158,916)       (158,916)                                       (158,916)
Other comprehensive income:
Currency translation
   adjustment ..............          1,129                                           1,129           1,129
                                  ---------
Comprehensive income .......      $(157,787)
                                  ---------
Conversion of Class B shares
   to Class A shares .......
Celebrity restricted stock
   options and awards ......                                                                            688
Employee restricted
   stock awards ............                                            156                             156
                                                  ---------       ---------       ---------       ---------
Balance at
   September 26, 1999
   (unaudited) .............                      $(336,204)      $     (69)      $  (1,802)      $ (50,628)
                                                  =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PROPOSED REORGANIZATION AND BASIS OF PRESENTATION

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

         Subsequent to the end of the quarter, on October 12, 1999 (the "Petition Date"), the Company and twenty-five of its operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, has been appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession.

         On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization (the "Plan") and Disclosure Statement with the court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial committee representing over two-thirds in amount of the holders of its $250,000 12% senior subordinated notes payable. The terms of that agreement have been included as an integral part of the Plan. The agreement provides for the satisfaction of the Company's $250,000 12% senior subordinated notes payable plus accrued interest of $32,000 through the issuance of a combination of $47,500 in cash, $60,000 of new secured PIK notes payable, and shares of new common stock equivalent to a 26.5% ownership of the reorganized company. An investor group would invest $30,000 to purchase a 70% ownership of the reorganized company and would assist in obtaining up to $25,000 in bridge facility financing (the "New Senior Secured Notes"), which would be secured by substantially all Company assets. It is intended that the remaining 3.5% ownership interest in the reorganized company will be reserved for the holders of the New Senior Secured Notes. The liens of the new secured PIK notes would be subordinate to the New Senior

Secured Notes and up to $15,000 of any new working capital facilities.

         The Plan also calls for the cancellation of existing class A and B common stock in exchange for 200,000 warrants in the reorganized Company. Each warrant entitles the holder to purchase common stock in the reorganized Company at $65.50 exercisable within three years.

         The Plan also requires the Company to implement a new business plan, which calls for a reduction in the number of operating locations worldwide, the sale or other disposition of secondary business ventures, a renewed concentration on management, and improvement of the core Planet Hollywood concepts. The Company has also effected a number of lease terminations and settlement agreements for the resolution of lease termination claims, or the restructuring or other disposition of lease obligations. The Plan and Disclosure Statement have been negotiated with and approved by the Committee, which consists of a number of the members of the former unofficial noteholders' committee. All provisions of the Plan are subject to court approval.

         The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Company's chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. The Plan could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of the Plan. The Company's ability to continue as a going concern is contingent upon, among other things, the confirmation of the Plan by the Bankruptcy Court, the Company's ability to achieve satisfactory levels of profitability and cash flow from operations, maintaining compliance with post-petition loan agreements and the ability to obtain sufficient financing sources to meet future obligations.

2. IMPAIRMENT OF LONG LIVED ASSETS AND RESTRUCTURING CHARGES

         In partial execution of the Plan, the Company closed nine Company owned domestic Planet Hollywood locations on October 11, 1999. On October 11, 1999, the Company also closed a Cool Planet unit and an Official All Star Cafe unit. During the week of October 4th to October 10th, 1999, the Company franchised to certain third parties, three Company owned Planet Hollywood units and closed one unit in Canada. In the third quarter 1999, the Company recorded a $75,199 impairment of long lived asset expense representing the value of assets abandoned or impaired as a result of the closing and franchising of units described above and certain similar unit transactions planned for future periods.

         In the first quarter of 1999, the Company recorded a charge of $4,598 for long lived assets which were impaired. Of that amount, $2,650 was for an additional impairment of a site under development, which was sold during the second quarter, 1999. In addition, the Company recorded costs relating to lease terminations and related costs during the third quarter.

3. ASSET SALES

         In May 1999, the Company sold a building and land related to a site under development (see note 2) for approximately $7,000.

         In June 1999, the Company sold its Orlando, Florida corporate office, land and warehouse facility for approximately $17,000. Immediately following the sale, the Company entered into a lease arrangement for the facilities with the purchaser for an annual lease payment of approximately $2,676 through 2014.

         In August 1999, the Company sold its 20% ownership interest in the Hotel Pennsylvania for approximately $18,000 and cancelled the related license agreement. The net book value of the investment at the time of the sale was approximately $12,000.

         In August 1999, the Company sold its investment in the New York Sound Republic project located at 1501 Broadway, New York. The loss on the sale was approximately $2,100. The net book value of the investment at the time of the sale was approximately $7,900.

4. JOINT VENTURE

         At the end of the second quarter 1999, the Company completed the development of a combination theatre and multi-concept restaurant unit called Planet Movies, under a joint venture arrangement with AMC Entertainment, Inc. ("AMC"). This unit is consolidated in the Company's September 26, 1999 financial statements. Approximately $9,500 of unit costs incurred by the joint venture have been capitalized as property and equipment. Minority interest in the loss was $1,033 for the third quarter, which is included in other income.

5. EARNINGS (LOSS) PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: The confirmation of the Plan by the Bankruptcy Court; the Company's ability to achieve satisfactory levels of profitability and cash flow from operations; maintaining compliance with post-petition loan agreements and the ability to obtain sufficient financing sources to meet future obligations; the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the success of the Company's marketing of certain assets and pursuit of financing alternatives; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; the timing and costs associated with new location openings; acceptance of new guests of the Company's brands and concepts; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998.

         In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows.

                                                  THIRTEEN WEEKS ENDED
                                             ------------------------------
                                             SEPTEMBER 26,     SEPTEMBER 27,
                                                1999              1998
                                             ------------      ------------
REVENUES:
    Food & Beverage                               71.7%            66.3%
    Merchandise                                   24.0%            29.3%
    Royalty and other                              4.3%             1.1%
    Franchise fees                                 -- %             3.3%
                                                ------           ------
                                                 100.0%           100.0%
CERTAIN COSTS AND EXPENSES:
    Food and beverage cost of sales (a)           26.0%            24.3%
    Merchandise cost of sales (b)                 33.4%            35.7%
    Total cost of sales (c)                       28.6%            27.8%
    Operating expenses (c)                        71.7%            58.9%

--------------
(a) As a percentage of food and beverage revenues.
(b) As a percentage of merchandise revenues.
(c) As a percentage of direct revenues.

         REVENUES. Total revenues decreased from $110.3 million for the thirteen weeks ended September 27, 1998 ("third quarter 1998") to $80.4 million for the thirteen weeks ended September 26, 1999 ("third quarter 1999"), a decrease of $29.9 million or 27%. The decrease in total revenues was primarily attributable to a decline in same-unit revenues and a decrease in franchise revenues.

         Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." Direct Revenues decreased 25% from $105.4 million for third quarter 1998 to $79.1 million for third quarter 1999. The decrease in Direct Revenues was primarily due to a $29.4 million decline in revenues in the units comprising the Company's same unit base. The decline in same unit revenues was primarily due to declines in customer traffic and a decline in the merchandise sales mix.

         There were no franchise fees for third quarter 1999, while franchise fees were $3.6 million for third quarter 1998. The decrease in franchise fees was primarily due to the Company recognizing revenue for four franchises in third quarter 1998 compared to none in third quarter 1999.

         COSTS AND EXPENSES. Food and beverage costs increased from 24.3% of food and beverage revenues in third quarter 1998 to 26.0% in third quarter 1999. The increase was primarily a result of costs associated with the introduction of a new menu during 1999 and reduced menu prices. Merchandise costs decreased from 35.7% of merchandise revenues in third quarter 1998 to 33.4% in third quarter 1999 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $62.1 million in third quarter 1998 to $56.7 million in third quarter 1999. As a percentage of Direct Revenues, these costs increased from 58.9% of Direct Revenues in third quarter 1998 to 71.7% in third quarter 1999. This percentage increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

         General and administrative expenses decreased from $17.1 million in third quarter 1998 to $9.3 million in third quarter 1999. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during 1999.

         PREOPENING COSTS. Preopening costs decreased from $5.9 million in third quarter 1998 to $1.3 million in third quarter 1999 due to the Company opening three units in third quarter 1998. One unit was opened in third quarter 1999.

         RESTRUCTURING CHARGES. In the thirteen weeks ended September 26, 1999, the Company recorded a charge of $1 million related to the estimated costs to terminate leases for units closed during the fourth quarter 1999 and professional fees incurred related to restructuring activities.

         IMPAIRMENT OF LONG LIVED ASSETS. In the thirteen weeks ended September 26, 1999, the Company recorded a charge of $75.2 million to write off costs associated with units which have been, or will be, abandoned as part of the Company's plan of reorganization (see Note 1 to the Condensed Consolidated Financial Statements).

         INTEREST EXPENSE. Interest expense increased from $7.2 million in third quarter 1998 to $8.2 million in third quarter 1999. The interest primarily results from the Company's $250 million debt offering completed in March 1998.

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates increased from $0.6 million in third quarter 1998 to $1.1 million in third quarter 1999. The decline in equity in loss of unconsolidated affiliates was principally caused by losses incurred by Planet Hollywood (Asia) Pte. Ltd., an entity 50% owned by the Company.

         NET GAIN ON SALE OF ASSETS. In the thirteen weeks ended September 26, 1999, the Company recorded a net gain on the sale of assets of $3.7 million comprised of a gain of approximately $5.8 million related to the Company's sale of its 20% ownership interest in the Hotel Pennsylvania offset by a loss on the sale of the Company's New York Sound Republic project.

         PROVISION FOR INCOME TAXES. The benefit for income taxes was $6.1 million or 37.5% of pretax income in the thirteen week period ended September 27, 1998. In the thirteen weeks ended September 26, 1999, no benefit for losses incurred was recorded due to uncertainty surrounding the recovery of these losses.

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998.

In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                   THIRTY-NINE WEEKS ENDED
                                               ------------------------------
                                               SEPTEMBER 26,    SEPTEMBER 27
                                                   1999             1998
                                               -------------    -------------
REVENUES:
    Food & Beverage                                72.4%             65.1%
    Merchandise                                    24.1%             28.1%
    Royalty and other                               3.3%              3.1%
    Franchise fees                                  0.2%              3.7%
                                                -------           -------
                                                  100.0%            100.0%
COSTS AND EXPENSES:
    Food and beverage cost of sales (a)            25.6%             23.2%
    Merchandise cost of sales (b)                  34.8%             35.5%
    Total cost of sales (c)                        28.2%             26.9%
    Operating expenses (c)                         74.5%             60.2%

----------------
(a) As a percentage of food and beverage revenues.
(b) As a percentage of merchandise revenues.
(c) As a percentage of Direct Revenues

         REVENUES. Total revenues decreased from $311.9 million for the thirty-nine weeks ended September 27, 1998 to $232.1 million for the thirty-nine weeks ended September 26, 1999, a decrease of $79.8 million or 26%. The decrease in total revenues was primarily attributable to a decline in same-unit revenues and a decrease in franchise revenues.

         Direct Revenues decreased 22% from $290.5 million for the thirty-nine weeks ended September 27, 1998 to $226.2 million for the thirty-nine weeks ended September 26, 1999. The decrease in Direct Revenues was primarily due to a $65.4 million decline in revenues in the units comprising the Company's same unit base. The decline in same unit revenues was primarily due to declines in customer traffic and a decline in the merchandise sales mix.

         Franchise fees were $11.6 million for the thirty-nine weeks ended September 27, 1998 compared to $0.5 million for the thirty-nine weeks ended September 26, 1999. The decrease in franchise fees was primarily due to the Company recognizing revenue for eleven franchises in the thirty-nine weeks ended September 27, 1998 compared to one franchise in the thirty-nine weeks ended September 26, 1999. The Company anticipates franchise revenues will continue to fluctuate due to the timing of franchise unit openings.

         COSTS AND EXPENSES. Food and beverage costs increased from 23.2% of food and beverage revenues in the thirty-nine weeks ended September 27, 1998 to 25.6% in the thirty-nine weeks ended September 26, 1999. The increase was primarily a result of costs associated with the introduction of a new menu during fiscal 1999 and reduced menu prices. Merchandise costs decreased from 35.5% of merchandise revenues in the thirty-nine weeks ended September 27, 1998 to 34.8% in the thirty-nine weeks ended September 26, 1999 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $174.8 million in the thirty-nine weeks ended September 27, 1998 to $169.8 million in the thirty-nine weeks ended September 26, 1999. As a percentage of Direct Revenues, these costs increased from 60.2% of Direct Revenues in the thirty-nine weeks ended September 27, 1998 to 74.5% in the thirty-nine weeks ended September 26, 1999. This increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes and expenses incurred to update the look of certain existing PLANET HOLLYWOOD locations.

         General and administrative expenses decreased from $35.5 million in the thirty-nine weeks ended September 27, 1998 to $33.5 million in thirty-nine weeks ended September 26, 1999. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during 1999.

         PREOPENING COSTS. Preopening costs decreased from $10.6 million in the thirty-nine weeks ended September 27, 1998 to $1.6 million in the thirty-nine weeks ended September 26, 1999 due to the Company opening eight units in the thirty-nine weeks ended September 27, 1998. One unit was opened in the thirty-nine weeks ended September 26, 1999.

         RESTRUCTURING CHARGES. In the thirty-nine weeks ended September 26, 1999, the Company recorded a charge of $4.5 million related to the estimated costs to terminate leases for units closed during the fourth quarter 1999 and professional fees incurred related to restructuring activities.

         IMPAIRMENT OF LONG LIVED ASSETS. In the thirty-nine weeks ended September 26, 1999, the

Company recorded a charge of $79.8 million consisting primarily of write off costs associated with units which have been, or will be, abandoned as part of the Company's plan of reorganization (see Note 1 to the Condensed Consolidated Financial Statements).

         INTEREST EXPENSE. Interest expense increased from $14.5 million in the thirty-nine weeks ended September 27, 1998 to $25.5 million in the thirty-nine weeks ended September 26, 1999. The increase is due to interest associated with the Company's $250.0 million debt offering completed in March 1998.

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates increased from a loss of $0.01 million in the thirty-nine weeks ended September 27, 1998 to a loss of $2.3 million in the thirty-nine weeks ended September 26, 1999. The decline in equity in loss of unconsolidated affiliates was principally caused by losses incurred by Planet Hollywood (Asia) Pte. Ltd., an entity 50% owned by the Company.

         NET GAIN ON SALE OF ASSETS. In the thirty-nine weeks ended September 26, 1999, the Company recorded a net gain on the sale of assets of $3.7 million comprised of a gain of approximately $5.8 million related to the Company's sale of its 20% ownership interest in the Hotel Pennsylvania offset by a loss on the sale of the Company's New York Sound Republic Project.

        PROVISION FOR INCOME TAXES. The benefit for income taxes was $5.8 million or 37.4% of pretax income in the thirty-nine week period ended September 27, 1998. In the thirty-nine weeks ended September 26, 1999, no benefit for losses incurred was recorded due to uncertainty surrounding the recovery of these losses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities in the thirty-nine weeks ended September 27, 1998 and the thirty-nine weeks ended September 26, 1999 was $3.6 million and $39.5 million, respectively. In the thirty-nine weeks ended September 27, 1998, the primary use of cash in operating activities was for the reduction of $28.0 million in trade payables. In the thirty-nine weeks ended September 26, 1999, losses from operations were the primary use of cash in operating activities.

         Net cash used in investing activities in the thirty-nine weeks ended September 27, 1998 was $62.6 million and net cash provided by investing activities in the thirty-nine week period ended September 26, 1999 was $37.5 million. The change was primarily the result of the Company decreasing construction activity and receiving proceeds of $24.3 million from the sale of property and equipment and $17.4 million from the sale of joint venture interests in the thirty-nine weeks ended September 26, 1999. Capital expenditures for thirty-nine weeks ended September 27, 1998 and thirty-nine weeks ended September 26, 1999 were $58.7 million and $4.1 million, respectively.

         In the thirty-nine weeks ended September 27, 1998, net cash provided by financing activities was $176.5 million. For the thirty-nine weeks ended September 26, 1999, $19.3 million was used in financing activities. In the thirty-nine weeks ended September 27, 1998, the Company issued $250.0 million of 12% Senior Subordinated Notes due 2005 with a portion of the net proceeds used to repay borrowings under the Company's old credit facility. In the thirty-nine weeks ended September 26, 1999 the cash used in financing activities was primarily the result of the repayment of

$17.9 million of notes payable offset by a reduction of restricted cash of $3.1 million and the issuance of $2.4 million of notes payable.

OTHER

         BANKRUPTCY. Subsequent to the end of the quarter, on October 12, 1999 (the "Petition Date"), the Company and twenty-five of its operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, has been appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession.

         On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization (the "Plan") and Disclosure Statement with the court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial committee representing over two-thirds in amount of the holders of its $250,000 12% senior subordinated notes payable. The terms of that agreement have been included as an integral part of the Plan. The agreement provides for the satisfaction of the Company's $250,000 12% senior subordinated notes payable plus accrued interest of $32,000 through the issuance of a combination of $47,500 in cash, $60,000 of new secured PIK notes payable, and shares of new common stock equivalent to a 26.5% ownership of the reorganized company. An investor group would invest $30,000 to purchase a 70% ownership of the reorganized company and would assist in obtaining up to $25,000 in bridge facility financing (the "New Senior Secured Notes"), which would be secured by substantially all Company assets. It is intended that the remaining 3.5% ownership interest in the reorganized company will be reserved for the holders of the New Senior Secured Notes. The liens of the new secured PIK notes would be subordinate to the New Senior Secured Notes and up to $15,000 of any new working capital facilities.

         The Plan also calls for the cancellation of existing class A and B common stock in exchange for 200,000 warrants in the reorganized Company. Each warrant entitles the holder to purchase common stock in the reorganized Company at $65.50 exercisable within three years.

         The Plan also requires the Company to implement a new business plan, which calls for a reduction in the number of operating locations worldwide, the sale or other disposition of secondary business ventures, a renewed concentration on management, and improvement of the core Planet Hollywood concepts. The Company has also effected a number of lease terminations and settlement agreements for the resolution of lease termination claims, or the restructuring or other disposition of lease obligations. The Plan and Disclosure Statement have been negotiated with and approved by the Committee, which consists of a number of the members of the former unofficial noteholders' committee. The Company expects to emerge from the Chapter 11 filing early in fiscal 2000. The Company believes that cash flows are adequate to carry the Company through the emergence from the filing, at which time, the financial obligations of the Company will have been restructured according to the Plan. The bar date on claims is expected to be December 13, 1999. All provisions of the plan are subject to court approval.

         In partial execution of the Plan, the Company closed nine Company owned domestic Planet Hollywood locations on October 11, 1999. On October 11, 1999, the Company also closed a Cool Planet unit and an Official All Star Cafe unit. During the week of October 4th to October 10th, 1999, the Company franchised to certain third parties, three Company-owned Planet Hollywood units and closed one unit in Canada. In the third quarter 1999, the Company recorded a $75,199 impairment of long lived asset expense representing the value of assets abandoned or impaired as a result of the closing and franchising of units described above and certain similar unit transactions planned for future periods.

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

         As of September 26, 1999, the Company had substantially completed an inventory of all information technology equipment and is continuing to address the Year 2000 readiness of such equipment. The Company completed most of its domestic reprogramming in fiscal 1998, and substantially completed the testing of the program modifications in first quarter 1999. Further validation through testing will be conducted throughout calendar year 1999. In addition to the reprogramming of existing applications, the Company is in the process of implementing a new enterprise information system. The system is Year 2000 compliant. Final compliance testing of the enterprise information system was completed in October 1999. The testing revealed no significant findings. The Company is in the process of upgrading the point of sale system for Year 2000 compliance, which is expected to be completed by December 1999.

         The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, is expected to cost approximately $1.0 million from inception in fiscal 1997 through completion in fiscal 1999. Of these costs, approximately $.4 million was incurred through September 26, 1999, with the remaining $.6 million expected to be incurred in the remainder of fiscal 1999. The Company's new enterprise information system is estimated to cost $2.5 million, of which $2.2 million was incurred through September 26, 1999. The remaining $0.3 million is expected to be incurred in the remainder of fiscal 1999. The point of sale system upgrade is estimated at $0.8 million dollars.

         As of September 26, 1999, the Company had completed a preliminary review of non-information technology equipment at five units and did not identify any significant issues associated with the Year 2000 readiness of this equipment. A comprehensive review of all non-information technology equipment for all units is scheduled to be completed by December 1999.

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

         CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results. Currency fluctuations did not have a material effect on the Company's results in the first three quarters of 1999.

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

         This market risk and the proposed plan of reorganization discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions, changes in domestic and global financial markets and actions of the Bankruptcy Court.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In connection with the financial restructuring announced during third quarter 1999, the following events took place subsequent to third quarter 1999:

         * During the week of October 4th to October 10th, 1999, the Company franchised to certain third parties, three Company-owned Planet Hollywood units, and closed one unit, in Canada.

         * On October 11, 1999, the Company closed nine Company owned domestic Planet Hollywood locations. On October 11, 1999, the Company also closed a Cool Planet unit and an Official All Star Cafe unit.

         * On October 12, 1999, the Company and twenty-five of its operating subsidiaries filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. The cases are being jointly administered under the case name IN RE: PLANET HOLLYWOOD INTERNATIONAL, INC., et. al., Case No. 99-3612
(JJF). A copy of the voluntary petition for Planet Hollywood International, Inc. is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 19, 1999. The Honorable Joseph J. Farnan, Jr., United States District Judge, will preside over the cases.

         * On November 8, 1999, the Company filed its Chapter 11 Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                Exhibit 27  Financial Data Schedule

         b.  Reports on Form 8-K


         The Company filed the following Current Reports on Form 8-K during the thirteen weeks ended September 26, 1999:

         DATE OF       FILING
         REPORT        DATE        REGARDING (see actual filing for complete description)
         ------------- ----------- ----------
         6/25/99       6/29/99     Announcement of Mr. William H. Baumhauer's resignation as President and
                                   Chief Operating Officer of the Company and from the Company's Board of
                                   Directors.

         8/5/99        8/12/99     Announcement of the Company's sale of its 20% equity interest in the joint venture which was formed to develop the Official All Star Hotel in New York City.

         8/17/99       8/18/99     Announcement that (i) the Company had entered into an agreement in principle with a subcommittee representing holders of its Senior
                                   Subordinated Notes due 2005 (the Notes) and with an investor group organized by Robert Earl, the Company's founder and Chief Executive
                                   Officer, to restructure the Company's financial position, (ii) the proposed agreement was conditioned upon acceptance by holders of not less than $160 million of the Notes and (iii) that the restructuring would be effected through a voluntary pre-negotiated or pre-packaged chapter 11 bankruptcy filing.  The Report also disclosed that prior to the Company's announcement of the proposed agreement, trading in the Company's common stock was halted by the
                                   New York Stock Exchange.

         8/17/99       8/23/99     Additional description of terms of Noteholder agreement in principle, including, (i) that the Company's $250 million Senior Subordinated Notes due 2005 (the Notes) would be satisfied by issuing a combination of $47.5 million cash, $60 million of new Secured Payment-In-Kind Notes, and new common stock, which would give holders of the Notes a 26.5% equity stake in the reorganized Company and (ii) that the investor group organized by Mr.
                                   Earl would invest $30 million to purchase a 70% equity stake in the reorganized Company and will assist in obtaining a minimum $40 million bridge facility, which will be secured by substantially all of the
                                   Company's assets and will receive 3.5% of the new common stock.  The Report also disclosed that on August 18, 1999, the New York Stock Exchange issued a press release stating that it would apply to the list the Company's common stock.

         8/24/99      8/24/99      Announcement that the Company had received notice of approval by holders of at least $160 million in principal of itsSenior Subordinated Notes due 2005 of the agreement in principle recently submittedto its Noteholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PLANET HOLLYWOOD INTERNATIONAL, INC.


DATE:   November 10, 1999         By: /s/ ROBERT EARL
                                      ---------------------------------------
                                     Name: Robert Earl
                                     Its:  Chairman and Chief Executive Officer

DATE:  November 10, 1999          By: /s/ THOMAS AVALLONE
                                      ---------------------------------------
                                     Name: Thomas Avallone
                                     Its:  Chief Financial Officer