Form 10-K405
period 1999-12-26
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2000-04-11
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 26, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________


                         Commission File Number 00028230

                       PLANET HOLLYWOOD INTERNATIONAL, INC

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

   Title of each class                Name of each exchange on which registered
         None                                            None

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of class)

                      Class A Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 29, 2000, there were approximately 100,775,096 shares of the registrant's Class A voting common stock and 8,314,848 shares of the registrant's Class B non-voting common stock outstanding.

The approximate aggregate market value of the registrant's Class A voting common stock held by non-affiliates of the registrant, as of the close of business on February 29, 2000, based on the closing price of $.07 per share as reported on the Nasdaq Bulletin Board on Friday, February 29, 2000 was $4,606,576. The approximate aggregate market value of the registrant's Class B non-voting common stock held by non-affiliates of the registrant, based on the assumption that such stock on a per share basis should be valued at 80% of the value per share of the registrant's voting common stock, as of the close of business on February 29, 2000 was $368,594. Such assumption is based in part on the convertibility restrictions imposed upon, and the lack of public trading in, the registrant's Class B non-voting common stock.

PART I
------

ITEM 1.    BUSINESS

The statements that follow which express belief, anticipation or expectation, as well as other statements which are not historical fact, are forward looking statements. Consequently, actual results may vary materially from such beliefs, anticipations and expectations. Meaningful factors which could cause actual results to differ include, but are not limited to, the approval and effectiveness of the Company's plan of reorganization, uncertainty of future profitability, ability to service debt and obtain satisfactory financing, uncertainty of market acceptance, impact of competitive products, as well as other factors discussed in Item 7 of this Form 10-K -- "Management's Discussion and Analysis of Financial Condition and Results of Operation."

GENERAL

Planet Hollywood International, Inc., a Delaware corporation (the "Company"), is a creator and worldwide developer of consumer brands that transcend international barriers and capitalize on the universal appeal of movies, sports and other entertainment-based themes. Since the Company commenced operations in October 1991, the PLANET HOLLYWOOD name and distinctive logo design have become among the most widely- recognized trademarks in the world. To date, the Company has promoted its brands primarily through the operation of theme restaurants, most notably PLANET HOLLYWOOD and the OFFICIAL ALL STAR CAFE, that provide a unique dining and entertainment experience in a high-energy environment and, through their integrated retail stores, offer a broad selection of merchandise displaying the Company's logos. The Company had revenue of approximately $281.0 million in fiscal 1999.

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

On October 12, 1999 (the "Petition Date"), the Company and twenty-five of its domestic operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. The Debtors' Chapter 11 cases resulted from a sequence of events stemming primarily from significant operating losses experienced in fiscal 1998 and 1999. These losses were primarily due to declines in same unit revenues combined with high fixed occupancy costs; overall disappointing operating results; expenses due to the development of the now discontinued SOUND REPUBLIC concept; and losses from the OFFICIAL ALL STAR CAFE concept.

The Company attributes the decrease in revenues primarily to a decline in customer traffic resulting from increased competition in the theme dining industry and tourism in several retail markets. There has likewise been a decline of significant promotional and specialty retail sales by the Company. The restaurant and retail merchandising industry has been and continues to be affected by (a) intense competition; (b) changes in consumer tastes;(c) international, national regional and local economic conditions; and (d) patterns in tourist travel, among other factors.

On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250 million 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement and the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The amended plan, as modified by the Bankruptcy Court (the "Plan"), was confirmed by the Bankruptcy Court on January 21, 2000 but is not yet effective. The Plan provides that as a condition to the occurrence of the effective date of the Plan, certain actions and agreements necessary to implement the provisions of the Plan must have been effected, executed or duly provided for in a manner reasonably satisfactory to the Debtors and the Creditors' Committee. The Company has been negotiating the terms and provisions of several agreements required under the Plan. While the Company currently believes that such agreements are substantially in final form and that the effective date of the Plan will occur shortly, there can be no assurance that the Conditions to the occurrence of the effective date of the Plan will be satisfied or waived, or as to the timing thereof.

The Plan proposes the satisfaction of the Company's $250.0 million 12% senior subordinated notes payable (the "Old Notes") plus accrued interest of $32.0 million through the issuance of a combination of $47.5 million in cash, $60.0 million of new secured notes payable (the "PIK Notes"), and shares of newly issued Class A common stock ("New Class A Common Stock") equivalent to a 26.5% ownership of the reorganized Company. Other general and unsecured creditors whose claims are deemed impaired by the Plan will receive a combination of cash and PIK Notes with an aggregate value approximately equal to that received by the holders of the Old Notes. The Plan also contemplates a $30.0 million infusion of new equity by a group of investors organized by Robert Earl, the Company's Chairman and Chief Executive Officer, in exchange for approximately 70% of the equity of the reorganized Company in the form of Class B common stock ("New Class B Common Stock"); a debt facility in the form of newly issued Senior Secured Subordinated Notes (the "Notes") totaling $22.0 million; and up to a $15.0 million secured working capital facility. The remaining 3.5% of the equity of the reorganized Company will be reserved for issuance to holders of the Notes as a loan commitment fee.

The Plan also calls for the cancellation of all existing common stock interests and options to acquire such interests and all other equity securities in exchange for 200,000 newly issued warrants in the reorganized Company to be provided to holders of existing common stock; provided that no distribution will be made to a holder of less than 5,450 shares. Each warrant will entitle the holder to purchase one share of the New Class A Common Stock at a price of $65.50 per share, exercisable within three years.

The Plan requires the Company to implement a new business plan, which calls for a reduction in the number of operating locations worldwide, the sale or other disposition of secondary business ventures, a renewed concentration on management and improvement of the core PLANET HOLLYWOOD concepts. In fiscal 1998 and 1999, the Company completed the following steps toward its general reorganization and the fulfillment of the terms of the Plan:

    - Effected a number of lease terminations and settlement agreements for the resolution of lease termination claims, or the restructuring or other disposition of lease obligations.

    - Closed or sold certain Company owned PLANET HOLLYWOOD, COOL PLANET, OFFICIAL ALL STAR CAFE, and SOUND REPUBLIC units.

    -    Franchised or licensed certain Company owned PLANET HOLLYWOOD units.

    - Sold and leased back the Company's Orlando, Florida corporate office building, land and warehouse facility.

    - Sold the Company's 20% ownership interest in the Hotel Pennsylvania and cancelled the related OFFICIAL ALL STAR CAFE license agreement.

    - Refocused on its core PLANET HOLLYWOOD operations by introducing a new menu, updating the look and appearance of the restaurants, launching a new merchandise strategy aimed at providing more fashion-oriented merchandise through the introduction of seasonal lines, and initiating a new marketing and public relations strategy aimed at delivering a fresh, exciting and consistent message to consumers.

Additional details of the Plan are included in the Company's Current Report on Form 8-K filed with the SEC on February 4, 2000.

The Company recorded charges totaling $48.7 million, $139.0 million and $120.7 million in fiscal 1997, 1998 and 1999, respectively, relating to the write-down of net assets associated with units closed, franchised, licensed or sold, the impairment of long lived assets, restructuring and severance costs, accelerated celebrity compensation costs and reorganization costs. Included in the 1999 charges was $12.1 million of impaired goodwill. See Item 7 of this form 10-K -- "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these charges.

The Company has been involved with several strategic ventures in movie theatres, lodging, and consumer products. These ventures include PLANET MOVIES BY AMC, OFFICIAL ALL STAR HOTEL, PLANET HOLLYWOOD HOTEL, COOL PLANET Ice Cream and SOUND REPUBLIC. In conjunction with the Company's plan of reorganization and the Company's focus on its core PLANET HOLLYWOOD operations the Company has sold or is in the process of selling a majority of its investment in the OFFICIAL ALL STAR HOTEL, PLANET HOLLYWOOD Hotel and SOUND REPUBLIC units. The Company funded approximately $5.7 million toward the AMC joint venture in fiscal 1999 for the construction of the first "PLANET MOVIES BY AMC" complex located near Columbus Ohio, which opened in July 1999. However, the Company has no definitive plan for future development under the joint venture. See item 7 of this form 10-K -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these ventures.

CELEBRITY INVOLVEMENT

Historically, a number of motion picture and sports celebrities have promoted the Company and have allowed the Company to use their names, pictures and select memorabilia in advertising, promoting and operating its units. Celebrities generally grant the Company the right to use their name, approved likeness, approved biography and selected career memorabilia in connection with the promotion, advertising and operation of the Company's units. The Company must obtain prior consent with respect to any use of a celebrity's name or likeness in connection with sales of merchandise. In addition, each celebrity generally assists/participates in various promotional activities, including attending the grand openings of new units, screening new movies at the units and making periodic appearances at parties and other special events at the units. The Company generally issued to these celebrities shares or options to acquire shares of its common stock.

The Company's plan of reorganization includes the expansion of the Company's roster of celebrity stockholders, with an emphasis on new, up-and-coming stars, in order to further expand its appeal to broader segments of consumers. The Company anticipates that it will be able to attract new celebrities to enter into promotional agreements with the Company similar to those currently in effect. There can be no assurance, however, of the extent to which major motion picture, sports, music or other celebrities will promote the Company or its brands in the future and certain sports celebrities surrounding the OFFICIAL ALL STAR CAFE concept have challenged the Company's rights to enforce certain promotional agreements.

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

FRANCHISING

A number of the Company's foreign units have been franchised. The Company's standard franchise agreement grants the exclusive right for up to 50 years to operate restaurant and/or merchandise locations, and sell branded merchandise in a specified market and to use the Company's brands and trademarks. In addition, some of the franchisees have obtained the exclusive rights to open up units in specified countries, and the Company has entered into master franchise arrangements with respect to several larger territories. In return for the franchise, the Company is paid initial nonrefundable fees historically of up to $2.0 million upon execution of the franchise agreements as well as royalties based on a percentage of the total revenues from the units, ranging from 3% to 10% of food and beverage revenues and 5% to 15% of merchandise revenues. See
Note 14 to the Company's Consolidated Financial Statements for condensed financial information, summarized by geographic area.

The franchisee generally assumes responsibility for the development and construction of the unit, including all costs. The Company provides limited pre-opening consultation services to the franchisee and has the right to reject sites, plans and proposals that do not meet its specifications or standards. The franchisee is obligated to operate the unit in accordance with the Company's operating guidelines, which provides strict guidelines for the unit's design, decor and furnishings, dress style of the staff, food menus and operating procedures. The guidelines also include specific requirements regarding accounting procedures and records and the leasing and display of the Company's memorabilia.

The licensed rights for Asia are currently held by Planet Hollywood (Asia) Pte Ltd. ("PH Asia"), an entity that is 50% owned by each of the Company and Leisure Ventures Pte Ltd., a Singapore company (and shareholder of the Company) of which Mr. Ong Beng Seng (a director of the Company) is the largest stockholder. From time to time, some of the Company's franchisees have also entered into management agreements with PH Asia pursuant to which PH Asia has agreed to manage the franchisee's restaurants. See Note 6 to the Company's Consolidated Financial Statements for condensed financial information relating to affiliated companies, including PH Asia.

The Company is party to a master franchise agreement with ECE S.A. de C.V., a publicly-traded Mexican company ("ECE") in which the Company is a 20% stockholder. Mr. Claudio Gonzalez (a director of the Company) is one of ECE's principal stockholders and the Chairman of its Board of Directors. ECE is currently operating and has rights to open PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units in certain international markets, including Mexico and South America. Pursuant to the franchise agreement, ECE previously paid nonrefundable franchise fees of $5.0 million for the right to open a total of five PLANET HOLLYWOOD units and two OFFICIAL ALL STAR CAFE units in Mexico through 2000. ECE is obligated to pay continuing royalties to the Company pursuant to such agreement, based on a percentage of the total revenues from its units.

The Company is party to master franchise agreements with Kingdom Planet Hollywood, Ltd. ("Kingdom"), an affiliate of HRH Prince Alwaleed Bin Talal Abdulaziz Al Saud of Saudi Arabia and a significant stockholder of the Company, pursuant to which Kingdom may develop numerous PLANET HOLLYWOOD, OFFICIAL ALL STAR CAFE and SOUND REPUBLIC units, in a total of 23 countries throughout the Middle East and Europe. During 1997, Kingdom paid the Company approximately $9.5 million for seven locations and had an option for an additional $1.5 million to develop up to two more units in Italy. Kingdom also purchased approximately 1,087,000 shares of the Company's common stock directly from the Company in 1997 for approximately $19.6 million. In 1998,

Kingdom entered into certain other transactions with the Company relating to the formation and operation of three corporations to be owned equally by Kingdom and the Company. Those corporations were to own and operate PLANET HOLLYWOOD units in Tokyo, Japan and Zurich, Switzerland and an OFFICIAL ALL STAR CAFE unit in London, England. In connection therewith, the Company received approximately $4.3 million in cash and $1.0 million in the form of a note receivable from Kingdom from the sale of 50% of the Company's interest in three corporations during fiscal 1998. The Company does not currently plan to develop a restaurant in London. During fiscal 1999, the assets of the Zurich PLANET HOLLYWOOD unit were sold for $1.9 million. The Company applied the proceeds of the sale to the note receivable from Kingdom and recorded a $0.9 million gain from the sale during 1999.

INTELLECTUAL PROPERTY

The Company has registered the PLANET HOLLYWOOD name and associated designs and logos; has registered, applied for registration and received certain licenses for the OFFICIAL ALL STAR CAFE name and associated designs and logos; and has applied for the registration of the PLANET MOVIES, COOL PLANET and SOUND REPUBLIC concept brand names and associated designs and logos, as trademarks, trade names and service marks with the United States Patent and Trademark Office. The Company also has registered or has applied for registrations in corresponding offices in other countries in which its units are located and, wherever legally permissible, has filed applications to register its trademarks, designs, trade names and service marks in foreign countries where it has an expectation of opening units in future years. There can be no assurance that such registrations and other steps will prove effective in protecting the proprietorship of the Company's brands. The Company regards its trademarks, designs, trade names, service marks and trade dress as having significant value and as material to its business.

The Company licenses its brands and trademarks to its licensees, franchisees and joint ventures. A typical license agreement grants the licensee the right to use on a non-exclusive basis and to sublicense certain intellectual property rights of the Company, including the Company's brand names, logos, trademarks and service marks. These intellectual property rights may be used only in connection with the operation and promotion of a unit and the sale of branded merchandise at a specified unit.

The Company has entered into a master license agreement with PH Asia entitling PH Asia to use and sublicense the PLANET HOLLYWOOD name in connection with developing, franchising and operating PLANET HOLLYWOOD units throughout most of Asia and in certain Middle East countries. The Company receives no royalties from PH Asia under this agreement but through its equity interest in PH Asia is entitled to a corresponding percentage of the distributable profits realized by PH Asia.

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

EMPLOYEES

As part of its reorganization, the Company eliminated 60 and 48 corporate management and administrative positions during fiscal 1998 and 1999, respectively. An additional 3,743 restaurant and merchandise positions were eliminated during fiscal 1999 as a result of the closing, sale, franchising or licensing of certain Company owned restaurant units. As of December 26, 1999, the Company employed approximately 4,459 persons, 162 of whom were corporate management and administrative employees, 410 were restaurant and merchandise management personnel, and 3,887 were employed in non-management restaurant and merchandising operations. Subsequent to December 26, 1999, the Company eliminated an additional 38 corporate management and administrative positions. The Company's employees are not covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be satisfactory.

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


ITEM 2.    PROPERTIES

As of December 26, 1999, the Company, together with its franchisees and licensees, operated 72 theme restaurants located in 23 countries throughout North America, Europe and Asia, of which 36 are Company-owned. At present, all Company-owned units are located on leased sites, with lease terms (including renewal options) generally ranging from 15 to 25 years. Typically, the lease rental includes a minimum fixed rent and additional rent based on a percentage of total revenue from the unit. In fiscal 1999, total rental expense represented approximately 16% of direct revenues. In connection with its reorganization plan, the Company effected a number of lease terminations and settlement agreements for the resolution of lease termination claims or the restructuring or other disposition of lease obligations during fiscal 1999. As of December 26, 1999, the following tables provide information about the Company-owned and franchised or licensed units that were operating.

                                                   COMPANY-OWNED UNITS
PLANET HOLLYWOOD
  LOCATION                                   YEAR OPENED    LOCATION                                           YEAR OPENED
  --------                                   -----------    --------                                           -----------
  New York, New York...................         1991        Paris, France..................................       1995
  London, England......................         1993        Beverly Hills..................................       1995
  Washington, D.C......................         1993        San Antonio, Texas.............................       1996
  Mall of America, Minnesota...........         1993        Myrtle Beach, South Carolina...................       1996
  Lake Tahoe, Nevada...................         1994        Nashville, Tennessee...........................       1996
  Las Vegas, Nevada....................         1994        Seattle, Washington............................       1996
  Dallas, Texas........................         1994        Disneyland Paris, France.......................       1996
  Reno, Nevada.........................         1994        Berlin, Germany................................       1996
  Orlando, Florida.....................         1994        Gatwick Airport, England.......................       1996
  San Diego, California................         1995        Cannes, France.................................       1997
  Atlantic City, New Jersey............         1995        Munich, Germany................................       1997
  Honolulu, Hawaii.....................         1995        St. Louis, Missouri............................       1997
  Atlanta, Georgia.....................         1995        Dublin, Ireland................................       1997
  San Francisco, California............         1995        Baltimore, Maryland............................       1998


OFFICIAL ALL STAR CAFE
  LOCATION                                   YEAR OPENED    LOCATION                                           YEAR OPENED
  --------                                   -----------    --------                                           -----------
  New York, New York...................         1995        Miami, Florida.................................       1997
  Las Vegas, Nevada....................         1996        Orlando, Florida...............................       1998
  Myrtle Beach, South Carolina.........         1997


PLANET MOVIES BY AMC
 LOCATION                                   YEAR OPENED
 --------                                   -----------
 Columbus, Ohio........................         1999


COOL PLANET
 LOCATION                                   YEAR OPENED
 --------                                   -----------
 Santa Monica, California..............         1998
 Anaheim, California...................         1998

                          FRANCHISED OR LICENSED UNITS

PLANET HOLLYWOOD
                                           YEAR FRANCHISED                                                   YEAR FRANCHISED
LOCATION                                     OR LICENSED    LOCATION                                           OR LICENSED
--------                                     -----------    --------                                           -----------
Cancun, Mexico.........................         1992        Melbourne, Australia...........................       1997
Hong Kong..............................         1994        Rome, Italy....................................       1997
Jakarta, Indonesia.....................         1994        Kuala Lumpur, Malaysia.........................       1997
Barcelona, Spain.......................         1995        Gold Coast, Australia(a).......................       1997
Sydney, Australia......................         1996        Madrid, Spain..................................       1997
Puerto Vallarta, Mexico................         1996        Taipei, Taiwan.................................       1997
Nassau, Bahamas(a).....................         1996        Niagara Falls, Canada..........................       1997
Acapulco, Mexico.......................         1996        Amman, Jordan..................................       1999
Moscow, Russia.........................         1996        Auckland, New Zealand..........................       1999
Bangkok, Thailand......................         1996        Oberhausen, Germany............................       1999
Cape Town, South Africa................         1996        Vancouver, Canada..............................       1999
Beirut, Lebanon........................         1996        Toronto, Canada................................       1999
Dubai, United Arab Emirates............         1996        Montreal, Canada...............................       1999
Tel Aviv, Israel(b)....................         1996        New Orleans, Louisiana.........................       1999
Singapore..............................         1997
Guam...................................         1997


OFFICIAL ALL STAR CAFE
                                           YEAR FRANCHISED
LOCATION                                     OR LICENSED
--------                                     -----------
Melbourne, Australia...................         1996
Mexico City, Mexico (a)................         1998
Atlantic City, New Jersey..............         1999
Honolulu, Hawaii.......................         1999


COOL PLANET
                                           YEAR FRANCHISED
LOCATION                                     OR LICENSED
--------                                     -----------
Minneapolis, Minnesota.................         1999
Norfolk, Virginia......................         1999

----------
a) A stand-alone retail store is presently operating at this location and the franchise has the right to open a restaurant unit under certain conditions.
b) The Company is leasing the assets at this location to a third party that operates the facility.

The Company has entered into certain lease agreements with the Walt Disney Company or its affiliates, for various PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE restaurants and merchandise stores. Each of the respective leases contain certain unique provisions which are consistent with the standard terms imposed by the Walt Disney Company. One such provision requires the consent of the landlord prior to certain transfers of a controlling interest in the Company, the tenant or its subsidiaries, which may include transfers of 50% or more of the share of any such entity, the transfer of a controlling interest in the entity by the Company or Robert Earl, or the termination of Mr. Earl's active management of any such entity. In addition, the landlord has a right of first refusal to match certain offers to acquire more than 10% of the stock of the Company, the tenant or its affiliates. Similarly, the landlord has a right of first refusal to match any offer to locate a restaurant within or adjacent to any theme park that is not owned or licensed by the landlord or its affiliates. Another provision grants the landlord an option to terminate the lease for any reason upon 60 days notice and acquire the improvements on the premises at fair market value, as defined by the particular lease agreement. Subsequent to December 26, 1999, the Company's lease agreement related to the OFFICIAL ALL STAR CAFE was terminated in connection with the sale of the unit to the Walt Disney Company.

ITEM 3.    LEGAL PROCEEDINGS

The Company and its subsidiaries are potential and named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the consolidated financial statements of the Company.

As a result of the Company's Chapter 11 proceedings, all actions under its litigation matters were stayed and jurisdiction over the resolution of these matters has been transferred to the Bankruptcy Court. Claimants against the Company in these matters are treated a unsecured creditors. See Item 1 of this Form 10K - "Business" for a description of the Company's Chapter 11 proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

PART II
-------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A voting common stock, $0.01 par value, was traded on the Nasdaq National Market from April 19, 1996 through Friday, September 19, 1997. From Monday, September 22, 1997 through Friday, August 20, 1999, the Class A Common Stock was traded on the New York Stock Exchange. On August 20, 1999, the New York Stock Exchange deleted the Company's Class A Common Stock from listing on the New York Stock Exchange. Since Monday, August 23, 1999, the Class A Common Stock has been traded on the over-the-counter market on the Nasdaq Bulletin Board. The Company's Class B non-voting common stock, $0.01 par value is not traded on an established public trading market and transfer of such stock is generally restricted. As of February 29, 2000 there were approximately 4,532 stockholders of record of the Class A Common Stock and 19 stockholders of record of the Class B Common Stock. The following table shows the high and low per share bid prices for the Class A Common Stock for each full quarterly period during the Company's last two fiscal years (ending December 26, 1999):

                                        First Quarter     Second Quarter     Third Quarter   Fourth Quarter
                                          (Jan.-Mar.)      (April-June)      (July-Sept.)      (Oct.-Dec.)
                                          -----------      ------------      ------------      -----------

         Fiscal 1998       High             $14.13             $10.84           $ 7.25            $ 4.38
                           Low              $ 7.00             $ 7.13           $ 4.00            $ 2.38

         Fiscal 1999       High              $4.00              $1.25            $0.94             $0.30
                           Low               $1.00              $0.69            $0.15             $0.07

The Company has never declared any cash dividends on its Class A or Class B Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and intends to retain its available cash to finance the development and growth of the Company. Any future dividend policy will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic conditions, tax implications and other factors as the Board of Directors may deem relevant. The Plan calls for the cancellation of all existing Class A and Class B Common Stock interests and options to acquire such interests and all other equity securities in exchange for 200,000 newly issued warrants in the reorganized Company to be provided to holders of existing common stock; provided that no distribution will be made to a holder of less than 5,450 shares. Each warrant will entitle the holder to purchase one share of New Class A Common Stock at a price of $65.50 per share, exercisable within three years. In addition, the newly issued PIK Notes, Senior Secured Subordinated Notes and the secured working capital facility each restrict the Company's ability to declare common stock dividends or any other distributions on the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 1999, the Company did not make any sales of its unregistered equity securities.

ITEM 6.    SELECTED FINANCIAL DATA

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                      SELECTED FINANCIAL AND OPERATING DATA
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    ---------------------------------------------------------------------
                                                                             FISCAL YEAR ENDED
                                                    ------------- ------------- ------------- ------------- -------------
                                                            1995          1996          1997          1998          1999
STATEMENTS OF OPERATIONS DATA:
REVENUES
      Food and beverage                                 $160,997      $222,481      $273,344      $259,644      $203,568
      Merchandise                                        104,051       124,955       173,966       107,652        64,799
      Movie                                                   --            --            --            --         3,865
      Franchise fees                                       4,000        21,400        16,100        11,600           500
      Royalties and other                                  1,558         4,528        11,715         8,078         8,237
                                                    ------------- ------------- ------------- ------------- -------------
TOTAL REVENUES                                           270,606       373,364       475,125       386,974       280,969
                                                    ------------- ------------- ------------- ------------- -------------
COSTS AND EXPENSES:
     Food and beverage cost of sales                      38,537        50,190        61,930        61,474        51,932
     Merchandise cost of sales                            35,769        40,626        57,519        49,400        22,589
     Movie cost of sales                                      --            --            --            --         2,043
     Operating expenses                                  116,805       156,893       208,484       237,930       212,822
     General and administrative                           22,213        23,041        54,683        64,548        44,465
     Preopening expenses                                  13,907        14,257        18,868        10,384         1,842
     Depreciation and amortization                         8,275        13,038        19,957        25,024        19,104
     Restructuring and reorganization charges                 --            --            --         6,925        16,029
     Accelerated compensation expense                         --            --            --         6,191
     Impairment of long-lived assets                          --            --        48,699       125,843       104,684
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------
TOTAL COSTS AND EXPENSES                                 235,506       298,045       470,140       587,719       475,510
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------

INCOME (LOSS) FROM OPERATIONS                             35,100        75,319         4,985     (200,745)     (194,541)
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------
      Interest income                                        598          2121         1,327         4,847        1,499
      Interest (expense)                                (11,827)       (4,995)             -      (26,822)      (27,628)
      Equity in income (loss) of unconsolidated
        affiliates                                           848         4,308         6,900      (11,022)       (1,370)
      Gain on sale of subsidiary interests                   611            --            --            --            --
      Net loss on disposals of assets                                                                              (918)
      Minority interests                                 (3,728)       (1,037)            --            --         1,888
      Provision for income taxes                           (875)      (27,636)       (4,954)       (5,206)            --
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
 CHANGE IN ACCOUNTING PRINCIPLE                          $20,727       $48,080        $8,258    $(237,948)     $(221,070)
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------
FINANCIAL POSITION:
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------
      Working capital                                    $15,528       $60,551       $31,518        $9,822       $41,778
      Total assets                                       240,185       401,260       505,559       472,627       234,941
      Long-term debt                                     122,745         7,529        70,491       258,235         1,648
      Liabilities subject to compromise                       --            --            --            --       304,671
      Minority interests                                  10,466            --            --             -         3,212
      Redeemable warrants                                 15,000            --            --             -            --
      Stockholders' equity (deficit)                      28,145       312,131       338,541       106,315     (115,045)
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------
OTHER STATISTICS:
      Cash flow from operations                          $33,370       $48,830       $31,273     $(38,010)     $(43,479)
      Capital expenditures                                80,291        81,675       120,033       105,819        22,151
      Units open at fiscal year end:
          Company-owned                                       23            37            53            60            36
          Franchised                                           6            21            34            35            36
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------
TOTAL                                                         29            58            87            95            72
--------------------------------------------------- ------------- ------------- ------------- ------------- -------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: risks associated with any other required approvals or confirmations of the Plan; the ability of the Company to consummate asset dispositions and/or to obtain financing as necessary in order to carry out the terms of the Plan and the terms and conditions of any such dispositions and financing; difficulties or delays in realizing improved results from operating consolidations or the sale of certain facilities or assets held for sale or franchise; difficulties or delays in the Company's implementation of initiatives and strategies, including the introduction of a new menu and new merchandising and marketing strategies; acceptance by new guests of the Company's brands and concepts; the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the success of the Company's franchisees and licensees and the manner in which they promote, operate or develop the Company's brands; actions taken by competitors, including business combinations, pricing strategies, new product offerings and marketing and promotions successes; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Historically, the Company has derived substantially all of its revenues from its theme restaurants, which revenues have consisted of (i) food and beverage revenues, (ii) merchandise revenues, (iii) royalties and (iv) franchise fees. Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." For fiscal 1999, food and beverage revenues were approximately 74.8% of Direct Revenues, merchandise revenues were approximately 23.8% of Direct Revenues and Movie revenues were approximately 1.4% of Direct Revenues.

Franchisees are typically required to pay an up-front franchise fee of up to $2.0 million, which is recognized when all the Company's pre-opening obligations in respect of the unit are fulfilled. Thereafter, the franchisee is required to pay royalties based on its gross revenues from food, beverage and merchandise sales. These royalties typically range from 3% to 10% of the franchisee's food and beverage revenues and 5% to 15% of the franchisee's merchandise revenues. While the Company has historically received payments for franchise fees and royalties, the Company has experienced significant delays in collecting other amounts due from several franchisees, including cost reimbursements and memorabilia lease payments. The Company intends to more aggressively pursue collection of such amounts in the future.

During the initial period following its opening, a new unit typically realizes higher revenues than in subsequent periods of operation, due primarily to the substantial promotional activity during such period, including its celebrity grand opening event. Because of this "honeymoon" period, a unit is included in the "same unit" analysis discussed below, which only includes Company-owned units, only after it has been open for a full fiscal period after the eighteenth month of its operations, at which time its performance for that period can be compared to its performance for the first full period following the first sixth months of its operations (the comparable year ago period).

On October 12, 1999, the Company and twenty-five of its domestic operating subsidiaries filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. An Official Committee of Unsecured Creditors, which represents the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. The Debtor's Chapter 11 cases result from a sequence of events stemming primarily from significant operating losses experienced in fiscal 1998 and 1999. These losses were primarily due to declines in same unit revenues combined with high fixed occupancy costs; overall disappointing operating results; expenses due to the development of the now discontinued SOUND REPUBLIC concept; and losses from the OFFICIAL ALL STAR CAFE concept.

The Company attributes the decrease in revenues primarily to a decline in customer traffic resulting from increased competition in the theme dining industry and tourism in several retail markets. There has likewise been a decline of significant promotional and specialty retail sales by the Company. The restaurant and retail merchandising industry has been and continues to be affected by (a) intense competition; (b) changes in consumer tastes; (c) international, national regional and local economic conditions; and (d) patterns in tourist travel, among other factors.

On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250 million 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement for the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on January 21, 2000, but is not yet effective. The Plan provides that as a condition to the occurrence of the effective date of the Plan, certain actions and agreements necessary to implement the provisions of the Plan must have been effected, executed or duly provided for in a manner reasonably satisfactory to the Debtors and the Creditors' Committee. The Company has been negotiating the terms and provisions of several agreements required under the Plan. While the Company currently believes that such agreements are substantially in final form and that the effective date of the Plan will occur shortly, there can be no assurance that the Conditions to the occurrence of the effective date of the Plan will be satisfied or waived, or as to the timing thereof.

The Plan proposes the satisfaction of the Company's $250.0 million 12% senior subordinated notes payable plus accrued interest of $32.0 million through the issuance of a combination of $47.5 million in cash, $60.0 million of new secured PIK notes payable, and shares of New Class A Common Stock equivalent to a 26.5% ownership of the reorganized company. Other general and unsecured creditors whose claims are deemed impaired by the Plan will receive a combination of cash and PIK Notes with an aggregate value approximately equal to that received by the holders of the Old Notes. The Plan also contemplates a $30.0 million infusion of new equity by a group of investors organized by Robert Earl, the Company's Chairman and Chief Executive Officer, in exchange for approximately 70% of the equity of the reorganized Company in the form of New Class B Common Stock; a debt facility in the form of newly issued Senior Secured Subordinated Notes totaling $22.0 million; and up to a $15.0 million secured working capital facility. The remaining 3.5% of the equity of the reorganized Company will be reserved for issuance to holders of the Notes as a commitment fee.

The Plan also calls for the cancellation of all existing common stock interests and options to acquire such interests and all other equity securities in exchange for 200,000 newly issued warrants in the reorganized Company to be provided to holders of existing common stock; provided that no distribution will be made to a holder of less than 5,450 shares. Each warrant will entitle the holder to purchase one share of the New Class B Common Stock at a price of $65.50 per share, exercisable within three years.

The Plan requires the Company to implement a new business plan, which calls for a reduction in the number of operating locations worldwide, the sale or other disposition of secondary business ventures, a renewed concentration on management and improvement of the core PLANET HOLLYWOOD concepts. In fiscal 1998 and 1999, the Company completed the following steps toward its general reorganization and the fulfillment of the terms of the Plan:

    - Effected a number of lease terminations and settlement agreements for the resolution of lease termination claims, or the restructuring or other disposition of lease obligations.

    - Closed or sold certain Company owned PLANET HOLLYWOOD, COOL PLANET, OFFICIAL ALL STAR CAFE and SOUND REPUBLIC units.

    -    Franchised or licensed certain Company owned PLANET HOLLYWOOD units.

    - Sold and leased back the Company's Orlando, Florida corporate office building, land and warehouse facility.

    - Sold the Company's 20% ownership interest in the Hotel Pennsylvania and cancelled the related OFFICIAL ALL STAR CAFE license agreement.

    - Refocused on its core PLANET HOLLYWOOD operations by introducing a new menu, updating the look and appearance of the restaurants, launched a new merchandise strategy aimed at providing more fashion-oriented merchandise through the introduction of seasonal lines, and initiated a new marketing and public relations strategy aimed at delivering a fresh, exciting and consistent message to consumers.

Additional details of the Plan are included in the Company's Current Report on Form 8-K filed with the SEC on February 4, 2000.

The Company recorded charges totaling $48.7 million, $139.0 million and $120.7 million in fiscal 1997, 1998 and 1999, respectively, relating to the write-down of net assets of units closed, franchised, licensed or sold, the impairment of long lived assets, restructuring and severance costs, accelerated celebrity compensation costs and reorganization costs. The charges are as follows (dollars in thousands):

                                                       Official
                                       Planet          All Star       Sound        Cool
Fiscal 1999                           Hollywood          Cafe       Republic      Planet    Corporate      Total
-----------                           ---------          ----       --------      ------    ---------      -----
Write-down of net assets
associated with closed,
franchised or sold units............    $54,740          $284            --        $138      $32,269       $87,431

Impairment of long lived assets ....     17,253            --            --          --           --        17,253
                                       --------        ------        ------      ------      -------       -------

                                         71,993           284            --         138       32,269       104,684
                                       --------        ------        ------      ------      -------       -------

Restructuring and reorganization
   costs:
Lease termination costs for units
     closed or not to be opened.....      6,587         1,157          (505)        136           --         7,375
Professional fees & other
     reorganization costs...........         --            --            --          --        7,207         7,207
Interest income during
     reorganization period..........         --            --            --          --         (100)         (100)
Other costs associated with
     unit closings..................         --            --            --          --        1,547         1,547
                                       --------        ------        ------      ------      -------       -------

Total restructuring and
     reorganization costs...........      6,587         1,157          (505)        136        8,654        16,029
                                       --------        ------        ------      ------      -------       -------

Total fiscal 1999 charges...........    $78,590        $1,441        $ (505)      $ 274      $40,923      $120,713
                                        =======        ======        =======      =====      =======      ========


Fiscal 1998
Impairment of long lived assets.....    $33,492       $47,284       $37,133      $3,748       $4,186      $125,843

Celebrity stock option expense                --        4,746         1,445          --           --         6,191
                                       --------        ------        ------      ------      -------       -------

                                         33,492        52,030        38,578       3,748        4,186       132,034
                                       --------        ------        ------      ------      -------       -------

Restructuring costs:
     Employee severance.............         --            --            --          --        2,940         2,940

Lease termination costs for units
     closed or not to be opened             700           300         2,480          --          505         3,985
                                       --------        ------        ------      ------      -------       -------

Total restructuring costs...........        700           300         2,480          --        3,445         6,925
                                       --------        ------        ------      ------      -------       -------

Total fiscal 1998 charges...........    $34,192       $52,330       $41,058      $3,748       $7,631      $138,959
                                        =======       =======       =======      ======       ======      ========

Fiscal 1997
Impairment of long lived assets.....    $25,200       $21,194       $    --      $   --       $2,305       $48,699
                                        =======       =======       =======      ======       ======       =======

As a result of operating losses and projected future losses for certain of the Company's restaurant units and the Company's decision to focus its resources on the PLANET HOLLYWOOD concept, the Company recorded fiscal 1997, 1998, and 1999 impairment of long lived asset charges of $48.7 million, $125.8 million and $17.3 million respectively, relating to certain under-performing domestic and foreign PLANET HOLLYWOOD units as well as certain assets associated with the Company's OFFICIAL ALL STAR CAFE, COOL PLANET and SOUND REPUBLIC concepts. The Company considers continued and projected operating losses to be its primary indicators of potential impairment. An impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of the long lived assets. As a result, the carrying values of these assets were written down to their estimated fair values.

PLANET HOLLYWOOD UNITS. During fiscal 1998, an impairment charge of $33.5 million for PLANET HOLLYWOOD units was recorded as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying values of these assets. Lease termination costs totaling $0.7 million were recorded for two locations. Also included in this amount was a charge for the Company's PLANET HOLLYWOOD Boston unit which was sold in 1999. During fiscal 1999, the Company closed sixteen Company owned PLANET HOLLYWOOD units resulting in net asset write-offs of $31.4 million. An additional write-down of $18.1 million was recorded in fiscal 1999 for three units expected to be closed during fiscal 2000. The unit closings resulted in lease termination costs of $6.6 million for fiscal 1999. In addition to the unit closings, the Company franchised three Company owned units and sold two Company owned units during 1999 in exchange for nominal or no consideration. The franchise and sale transactions resulted in the Company recording net asset write-offs of $5.2 million. Subsequent to the end of fiscal 1999, the Company closed one additional unit.

OFFICIAL ALL STAR CAFE UNITS. The OFFICIAL ALL STAR CAFE units were deemed impaired during fiscal 1998 due to the future undiscounted cash flows being insufficient to recover the related carrying values of these assets. Lease termination costs of $0.3 million were recorded in fiscal 1998 for a site which will not be developed. As a result of the Company's decision to discontinue the funding of the expansion of this concept in 1998, the Company also recorded a $0.5 million charge for the write-down of OFFICIAL ALL STAR CAFE trademark costs and a $4.7 million charge was recorded to expense options granted to celebrities associated with the OFFICIAL ALL STAR CAFE units. During fiscal 1999, the Company closed or licensed certain Company owned units resulting in a net asset write-off of $0.3 million. The unit closings resulted in lease termination costs of $1.2 million for fiscal 1999. Subsequent to the end of the fiscal 1999, the Company closed one unit and franchised one unit. The Company intends to sell, franchise, license or joint venture certain OFFICIAL ALL STAR CAFE units in the future.

SOUND REPUBLIC UNITS. The Company opened its first SOUND REPUBLIC in the fall of fiscal 1998 in London, England and was constructing a second unit in New York City. As part of its decision to focus on the core PLANET HOLLYWOOD concept, the Company discontinued the expansion of this concept. A $27.9 million charge was recorded in fiscal 1998 for the impairment of the London unit based on continued and projected operating losses for the unit. An impairment charge of $9.0 million was recorded in fiscal 1998 for the New York SOUND REPUBLIC site based on estimated proceeds from the sale of the assets under construction. During fiscal 1998, the Company also wrote off the trademark costs of $0.2 million associated with this brand due to management's decision to exit the sites associated with this concept and $1.4 million was recorded to expense options granted to celebrities associated with the SOUND REPUBLIC. A reserve of $2.5 million was recorded by the Company in fiscal 1998 for estimated lease termination costs for two other SOUND REPUBLIC sites which were sold in fiscal 1999. During fiscal 1999, the Company sold its London, England SOUND REPUBLIC unit at a nominal sales price, resulting in a $1.6 million gain on the sale. The Company also sold its investment in the New York City SOUND REPUBLIC site resulting in a loss on the sale of approximately $2.1 million. The unit closing and site sale resulted in the net reversal of $0.5 million of 1998 lease termination accruals in fiscal 1999.

COOL PLANET UNITS. During the summer and fall of 1998, the Company opened its first three COOL PLANETS units in California. These ice cream and dessert units feature COOL PLANET ice cream products and a decor derived from the

PLANET HOLLYWOOD units. During fiscal 1998, a charge of $1.9 million was recorded to write-down the assets associated with these units. Additionally, the Company recorded an impairment of $1.8 million for a prepaid celebrity promotional agreement associated with the COOL PLANET concept. During fiscal 1999, one Company owned COOL PLANET unit was closed resulting in an additional net asset write-off of $0.1 million. The unit closing resulted in lease termination costs of $0.1 million for fiscal 1999.

CORPORATE. In 1998, the Company's credit facility with SunTrust Bank, Central Florida, N.A. and other lenders was amended. The amendment required the Company to commence marketing its headquarters property in Orlando, Florida and its New York Times Square Hotel property. An impairment charge of $2.8 million was recorded in fiscal 1998 on the headquarters property for the excess of the carrying value of the property over its fair value. During fiscal 1999, the Company sold its headquarters property for approximately $17.0 million. Immediately following the sale, the Company entered into a lease arrangement for the headquarters property with the purchaser for an annual lease payment of approximately $2.7 million through 2014. The Company is currently in the process of selling its New York Times Square Hotel property. In conjunction with the Company's decision to postpone any further development of certain concepts, the closing or planned closings of certain units and the expected sale of the New York Times Square Hotel property, impairment charges of $1.4 million and $32.3 million were recorded in fiscal 1998 and 1999, respectively, for impaired goodwill and fixed assets, costs incurred for sites that will not be developed, and various memorabilia items. Included in the 1999 impairment was $12.1 million of goodwill.

As part of its reorganization, the Company eliminated 60 and 48 positions in fiscal 1998 and 1999, respectively. Total costs paid to terminated employees in fiscal 1998 were approximately $1.4 million. Approximately $1.5 million was accrued at December 27, 1998 for future severance payments and outplacement services to be provided to these employees. As a result of the terminations, the Company closed several satellite offices. Approximately $0.5 million was recorded as a reserve for lease termination costs associated with these offices in fiscal 1998. Subsequent to December 26, 1999, the Company eliminated an additional 38 positions.

In fiscal 1999, the Company incurred approximately $7.2 million of legal and professional fees and other reorganization costs in connection with its restructuring and Chapter 11 filing. In addition, approximately $1.4 million of other expenses were incurred relating to the closing of certain units in fiscal 1999.

As a summary of restructuring cost activity during fiscal 1999 is as follows:

                                                                                Notes
                                                     Accrued at                payable                 Accrued at
                                                    December 27,     Paid      issued     Expensed    December 26,
                                                        1998         1999      in 1999      1999          1999
                                                        ----         ----      -------      ----          ----
Restructuring Costs:
     Employee Severance                                 $1,495      $1,495     $   --   $       --  $       --
     Lease termination costs for units
        closed or not to be opened                       6,118       5,568        980        7,375       6,945
                                                         -----       -----        ---        -----       -----
                                                        $7,613      $7,063       $980       $7,375      $6,945
                                                        ======      ======       ====       ======      ======


OPERATING RESULTS

The following table sets forth certain components of the Company's operating results expressed as a percentage of total revenues (except where otherwise indicated) for fiscal 1997, 1998 and 1999. The table also sets forth certain relevant operating data for the periods presented.

                                                                                              FISCAL
                                                                                -------------------------------
INCOME STATEMENT DATA                                                             1997         1998       1999
Revenues:
     Food and beverage.......................................................     57.5%        67.1%       72.5%
     Merchandise.............................................................     36.6         27.8        23.1
     Movies..................................................................     --           --           1.4
     Franchise fees..........................................................      3.4          3.0         0.2
     Royalties and other.....................................................      2.5          2.1         2.8
                                                                                 -----        -----       -----
     Total revenues..........................................................    100.0%       100.0%      100.0%
                                                                                 =====        =====       =====

Costs and expenses:
     Food and beverage cost of sales (a).....................................     22.7%        23.7%       25.5%
     Merchandise cost of sales (b)...........................................     33.1         45.9        34.9
     Operating expenses (c)..................................................     46.6         64.8        78.2
     General and administrative expenses.....................................     11.5         16.7        15.8

OPERATING DATA:
     Food and beverage sales (c).............................................     61.1%        70.7%       74.8%
     Merchandise sales (c)...................................................     38.9         29.3        23.8
     Movie sales (c).........................................................     --           --           1.4
     Total Direct Revenues...................................................    100.0%       100.0%      100.0%

Units in operation at fiscal year end:
     Company-owned units.....................................................     53           60          36
     Franchised units........................................................     34           35          36
                                                                                 -----        -----       -----
        Total................................................................     87           95          72

-----------

(a)   As a percentage of food and beverage revenues.
(b)   As a percentage of merchandise revenues.
(c)   As a percentage of Direct Revenues.


FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES. Total revenues decreased to $281.0 million for fiscal 1999 from $387.0 million for fiscal 1998, a decrease of $106.0 million or 27.4%. The decrease in total revenues was primarily attributable to continued declines in same unit revenues, the closing, sale, franchising or licensing of 26 units, and a decrease in franchise revenues and specialty retail sales.

Direct Revenues decreased 25.9% from $367.3 million in fiscal 1998 to $272.2 million in fiscal 1999. The decrease in Direct Revenues was primarily due to decline in revenues in the units comprising the Company's same unit base. The declines in same unit revenues was primarily due to declines in customer traffic, a decline in the merchandise sales mix, and the closing, sale, franchising or licensing of units in 1999, a majority of which were completed in October.

Franchise fees were $0.5 million in fiscal 1999 compared to $11.6 million in fiscal 1998. The decrease in franchise fees was primarily due to the Company recognizing revenue for one franchise in fiscal 1999 compared to eleven franchises in fiscal 1998. The Company anticipates franchise revenues will continue to fluctuate due to the timing of franchise unit openings.

COSTS AND EXPENSES. Food and beverage costs increased from 23.7% of food and beverage revenues in fiscal 1998 to 25.5% in fiscal 1999. The increase was primarily a result of costs associated with the introduction of a new menu during fiscal 1999 and reduced menu prices. Merchandise costs decreased from 45.9% of merchandise revenues in fiscal 1998 to 34.9% in fiscal 1999 primarily as a result of the fiscal 1998 write off of $6 million of discontinued and obsolete inventory items that did not repeat in fiscal 1999 and due to shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 64.8% of Direct Revenues in fiscal 1998 to 78.2% in fiscal 1999. This increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes and expenses incurred to update the look of certain PLANET HOLLYWOOD locations.

General and administrative expenses decreased from $64.5 million in fiscal 1998 to $44.5 million in fiscal 1999. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during 1999.

PREOPENING COSTS. Preopening costs decreased from $10.4 million in fiscal 1998 to $1.8 million in fiscal 1999 due to the Company opening eight units in fiscal 1998 compared to one unit in fiscal 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased from $25.0 million in fiscal 1998 to $19.1 million in fiscal 1999. The decrease of $5.9 million was primarily due to the Company's closing, selling and franchising of certain restaurant units as part of its plan of reorganization.

RESTRUCTURING AND REORGANIZATION CHARGES. Restructuring charges increased from $6.9 million in fiscal 1998 to $16.0 million in fiscal 1999. In the fourth quarter of 1998, the Company recorded charges consisting of $2.9 million of severance related costs and $4.0 million of lease termination costs for units and offices closed or for units which will not be opened. During fiscal 1999, the Company recorded $7.4 million of lease termination costs for closed units, $7.2 million of legal and professional fees in connection with restructuring and bankruptcy filing activities and $1.4 million of other expenses associated with the closing of certain units.

CELEBRITY OPTION EXPENSE. Concurrent with its decision to joint venture, franchise, sell or otherwise dispose of units operating under the OFFICIAL ALL STAR CAFE and SOUND REPUBLIC concepts in fiscal 1998, the Company recorded a $6.2 million expense for the remaining unamortized value of stock options granted to certain celebrities associated with the OFFICIAL ALL STAR CAFE and SOUND REPUBLIC concepts. These options were previously being amortized over the life of the option agreements and recorded in general and administrative expense.

IMPAIRMENT OF LONG LIVED ASSETS. As a result of the Company closing, selling, franchising and licensing certain of its restaurant units and its reorganization activities, the Company recorded an impairment charge of $87.4 million in fiscal 1999 . In addition, as a result of the operating losses, projected future losses for certain of the Company's assets and management's plans to sell certain assets, the Company recorded an impairment charge of $17.3 million in fiscal 1999 compared to $125.8 million in fiscal 1998.

INTEREST EXPENSE. Interest expense for fiscal 1999 increased to $27.6 million from $25.8 million in fiscal 1998. The interest primarily results from the Company's $250 million debt offering completed in March 1998. As a result of the Company's bankruptcy filing in 1999, contractual interest expense of approximately $6.6 million associated with the $250 million debt offering for the period from October 12, 1999 through December 26, 1999 has not been recorded.

INTEREST INCOME. Interest income decreased from $4.8 million in fiscal 1998 to $1.5 million in fiscal 1999. The decrease was due to the reduction of the Company's investments during fiscal 1999 as a result of continuing negative cash flows from operations.

EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income (losses) of unconsolidated affiliates decreased from ($11.0) million in losses for fiscal 1998 to ($1.4) million in losses for fiscal 1999. The losses are primarily the result of losses incurred by Planet Hollywood (Asia) Pte, Ltd. ("PH Asia), an entity which is owned 50% by the Company, and ECE, an entity in which the Company owns a 20% interest, offset by gains from the Company's sale of its ownership interest in the Hotel Pennsylvania and the Planet Hollywood Zurich unit during 1999. PH Asia incurred losses in fiscal 1998 and 1999 due to downturns in tourism throughout Asia, which resulted in significant declines in revenue for the units owned and operated by PH Asia. Fiscal 1998 and 1999 ECE losses were primarily due to the abandonment and closure of certain sites and related asset impairment charges. During fiscal 1999, the Company sold its 20% ownership interest in the Hotel Pennsylvania resulting in a gain of approximately $5.8 million. The Company also sold its PLANET HOLLYWOOD unit in Zurich, Switzerland resulting in a gain of approximately $0.9 million.

NET LOSS ON DISPOSALS OF ASSETS. During fiscal 1999, the Company recorded a net loss on the sale of assets of $0.9 million. The loss is comprised of a loss on the sale of the Company's New York SOUND REPUBLIC project, offset by a gain of approximately $1.6 million related to the Company's sale of its London, England SOUND Republic unit.

PROVISION FOR INCOME TAXES. In fiscal 1998, the Company recorded a provision for income taxes of $5.2 million which primarily represents income taxes on foreign operations. In fiscal 1999, no benefit for losses incurred was recorded due to uncertainty surrounding the recovery of these losses.


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

Direct Revenues decreased 17.9% from $447.3 million in fiscal 1997 to $367.3 million in fiscal 1998. The decrease in Direct Revenues was primarily due to a $51.2 million (18%) decline in revenues in the units comprising the Company's same unit base and a decrease in direct promotional and specialty retail sales. These decreases were partially offset by an $18.7 million incremental increase in revenues from units opened in fiscal 1997 and fiscal 1998. The decline in same unit revenues was primarily due to declines in customer traffic resulting from increased competition in the theme-dining industry and declines in tourism in several of the Company's major markets. Overall, restaurant average spends were relatively consistent from fiscal 1997 to fiscal 1998; however, merchandise revenues were adversely impacted by a decline in retail average spends due to changes in merchandise sales mix. The decline in direct merchandise revenue was due to the absence of significant promotional and specialty retail sales in fiscal 1998.

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

Franchise fees were $11.6 million in fiscal 1998 compared to $16.1 million in fiscal 1997. The Company recognized revenues for 11 franchises in fiscal 1998 compared to 13 franchises in fiscal 1997. Franchise royalty revenues decreased from $4.5 million in fiscal 1997 to $3.3 million in fiscal 1998. The decrease was primarily due to same unit revenue declines among franchised units. Non-franchise royalties and other revenues decreased from $7.2 million in fiscal 1997 to $4.8 million in fiscal 1998. The decrease was mainly attributable to a decrease in other revenues from license agreements in fiscal 1998.

COSTS AND EXPENSES. Food and beverage costs increased from 22.7% of food and beverage revenues in fiscal 1997 to 23.7% in fiscal 1998. This increase was mainly a result of a decline in higher margin liquor sales as a percentage of total sales, increases in commodity prices and menu specification changes. Merchandise costs increased from 33.1% of merchandise revenues in fiscal 1997 to 45.9% in fiscal 1998. The increase was primarily due to the write-off of certain discontinued and obsolete inventory items. These costs totaled $6.0 in fiscal 1998 versus $3.0 million in fiscal 1997. These write-downs were necessitated by the Company's decision to launch a new merchandising strategy. Items identified as discontinued were replaced by new merchandise as the lines were introduced in the Spring of fiscal 1999. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 46.6% of direct revenues in fiscal 1997 to 64.8% in fiscal 1998 principally due to relatively fixed unit operating costs in relation to lower sales volumes and increased labor and public relations costs associated with the Company's current promotional and service initiatives. These initiatives include increased celebrity appearances at the units, sponsorship of major events in cities with restaurants and improvement of service in order to enhance the overall guest experience.

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

o Various professional fees increasing in fiscal 1998 as a result of new ventures.

The above increases were partially offset by a decrease in bad debt expense in fiscal 1998 from fiscal 1997. In fiscal 1997, the Company recorded approximately $13.5 million of bad debt expense as a result of the change in the Company's business strategy and financial uncertanties facing certain franchisees. In fiscal 1998, the Company recorded approximately $3.9 million of bad debt expense due to financial difficulties of certain franchises.

PREOPENING COSTS. With the adoption of SOP 98-5 in fiscal 1998, the Company now expenses preopening costs as they are incurred. This change resulted in the Company recording $10.4 million in preopening costs in fiscal 1998, primarily for its London SOUND REPUBLIC unit and the Baltimore and Montreal PLANET HOLLYWOOD units and the Honolulu and Orlando OFFICIAL ALL STAR CAFE units. In fiscal 1997, preopening costs were $18.9 million and reflected the amortization of preopening costs during a unit's first year of operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $20.0 million in fiscal 1997 to $25.0 million in fiscal 1998. The increase of $5.0 million was primarily due to the Company's continued expansion of restaurant units, sixteen units were added during fiscal 1997 and eight units in fiscal 1998, and the construction of the Company's corporate office, which was completed in fiscal 1998.

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

EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in income (losses) of unconsolidated affiliates decreased from $6.9 million in income for fiscal 1997 to ($11.0) million in losses for fiscal 1998. The decline was primarily the result of losses incurred by PH Asia, an entity which is owned 50% by the Company, and ECE, an entity in which the Company owns a 20% interest. The losses for PH Asia were due to downturns in tourism throughout Asia, which resulted in significant declines in revenue for the units owned and operated by PH Asia. The losses for the Company's investment in ECE were due to costs recorded in the fourth quarter of 1998 by ECE for the abandonment and closure of certain sites and a charge for obsolete/discontinued inventory.

PROVISION FOR INCOME TAXES. The provision for income taxes was $5.0 million or 37.5% of pretax income in fiscal 1997. In fiscal 1998, the Company recorded income taxes of $5.2 million which primarily represents income taxes of foreign operations.


SEASONALITY AND QUARTERLY COMPARISONS

The Company's revenues have generally been seasonal, due to the greater number of tourists who patronize the Company's units during the summer and year-end holiday season. Although units in certain locations are affected by different seasonal influences, the Company has historically experienced is strongest operating results from June through August. Moreover, as a result of the substantial revenues associated with each new Company-owned unit and the recognition of franchise fees, the timing of new unit openings may result in significant fluctuations in quarterly results.

LIQUITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for fiscal 1997, 1998 and 1999 (dollars in thousands):

                                                                                           FISCAL
                                                                                           ------
                                                                               1997         1998            1999
                                                                               ----         ----            ----
      Net cash provided by (used in) operating activities............           $31,273     $(38,010)    $(43,479)
      Net cash provided by (used in) investing activities.........             (151,952)    (110,079)       21,042
      Net cash provided by (used in) financing activities............            81,153       184,439      (8,781)
      Net effect of exchange rates on cash...........................           (1,216)          (13)         (65)
      Net increase (decrease) in cash and cash equivalents...........          (40,742)        36,337     (31,283)

The Company's cash and cash equivalents decreased to $14.1 million at December 26, 1999, from $45.4 million at December 27, 1998. The decrease in cash and cash equivalents was primarily due to the funding of the Company's operating losses and the payment of $25.8 million of borrowings under the Company's leveraged lease facility note during fiscal 1999, offset by proceeds of $41.5 million from asset sales.

Net cash provided by (used in) operating activities in fiscal 1997, 1998 and 1999 was $31.3 million, ($38.0) million and $(43.5) million, respectively. The decrease in cash provided by operating activities from fiscal 1997 to fiscal 1998 and from fiscal 1998 to fiscal 1999 was primarily due to losses from operations. Expenditures for pre-opening expenses, which were capitalized and amortized over a 12-month period following the opening of the unit were $18.8 million in fiscal 1997. In fiscal 1998, the Company adopted SOP 98-5 and now expenses pre-opening costs as they are incurred. This change resulted in the Company recording $10.4 million of pre-opening expense in fiscal 1998. Pre-opening expenses were $1.8 million in fiscal 1999.

Net cash provided by (used in) investing activities in fiscal 1997, 1998 and 1999 was $(152.0) million, ($110.1) million and $21.0 million, respectively. In fiscal 1998, investing activities decreased as the Company completed the construction of its corporate headquarters and opened fewer units than in fiscal 1997. In fiscal 1999, the Company received proceeds from investing activities resulting from the sale of its corporate headquarters, several Company owned units and unit sites and its investment in the Hotel Pennsylvania. Capital expenditures for fiscal 1997, 1998 and 1999 were $120.0 million, $105.8 million and $22.2 million, respectively.

Net cash provided by (used in) financing activities in fiscal 1997, 1998 and 1999 was $81.2 million, $184.4 million and ($8.8) million, respectively. In fiscal 1997, the primary sources of financing were borrowings on the Company's credit agreement and proceeds from a private sale of the Company's common stock. In fiscal 1999, the primary use of the financing was the repayment of borrowings on the Company's credit agreement, offset by a change in the Company's restricted cash and investments balance and a minority interest contribution.


On March 25, 1998, the Company issued $250.0 million of 12% Senior Subordinated Notes (the "Old Notes") due in 2005. Interest on the Old Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 1998. The Company is in default of the terms of this obligation due to the Company's failure to make both the April 1, 1999 and October 1, 1999 interest payments. The Old Notes, plus accrued interest of $31.8 million at December 26, 1999, are included in liabilities subject to compromise under the Company's bankruptcy filing. The Company's plan of reorganization provides for the satisfaction of the Old Notes through the issuance of a combination of $47.5 million in cash, $60.0 million of PIK Notes and shares of New Class A Common Stock equivalent to 26.5% ownership of the reorganized company.

Concurrent with the Old Notes offering, the Company replaced its credit agreement with a $65.0 million multi-currency revolving credit facility and a $35.0 million LIBOR-based leveraged lease facility for its New York

Times Square Hotel retail unit (the "Credit Facility"). As a result of operating losses experienced in the third quarter of fiscal 1998, the Company was not in compliance with certain financial covenants of the Credit Facility (specifically, EBITDA and Fixed Charge Ratios, as such terms are defined in the Credit Facility documents). Effective December 8, 1998, the Company amended its Credit Facility with SunTrust Bank, Central Florida, N.A. and other lenders (as amended, the "New Credit Facility"). The revolving credit portion of the Old Credit Facility was terminated and the New Credit Facility provided for a $35.0 million LIBOR-based leveraged lease facility and up to $2.0 million coverage under an interest rate swap arrangement which provided hedging against interest rate movements under the leveraged lease facility. Interest rates were variable, with either prime or LIBOR indexes. The New Credit Facility matured on June 30, 1999. Principal payments under the leveraged lease facility were revised to require the following payments: (a) $10 million by December 8, 1998 (b) $12.5 million by March 31, 1999 and (c) the balance by June 30, 1999. The Company was also required to commence marketing both its Orlando, Florida headquarters property and the New York Times Square Hotel retail unit. During fiscal 1999, the Company sold its headquarters property and its New York SOUND REPUBLIC site and applied the sales proceeds as principal payments under the New Credit Facility. The New Credit Facility was paid in full and terminated during 1999.

The Company's Plan, if and when effective, will provide for resolution of the liabilities subject to compromise through a combination of cash, PIK Notes, and new common stock.

The Plan contemplates the infusion of $30.0 million in new equity and $37.0 million in additional notes and credit facilities which, in the opinion of management, will result in adequate financial resources to sustain operations and capital expenditures (estimated at $6.0 million in fiscal 2000) beyond fiscal 2000.

There can be no assurance that the Plan will become effective, or when such effectiveness will occur. Delays in the timing of the implementation of the Plan or required modifications of the Plan may impact the Company's ability to successfully reorganize under Chapter 11. Such failure could ultimately result in liquidation of the Company.

The Company has never paid, and does not anticipate paying in the foreseeable future, any dividends on its common stock. The Company intends to retain its available cash to finance operations, development and growth of the Company.


OTHER INFORMATION

YEAR 2000 COMPLIANCE. The Year 2000 could have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries could be unable to process information containing dates beginning in the Year 2000. The Company established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 utilizing both internal and external resources to identify, correct and test the Company's systems for Year 2000 compliance.

As of December 26, 1999, the Company had completed an inventory of all information technology equipment and addressed the Year 2000 readiness of such equipment. The Company completed most of its domestic reprogramming in fiscal 1998 and completed the testing of the program modifications during fiscal 1999. In addition to the reprogramming of existing applications, the Company implemented a new enterprise information system. The system is Year 2000 compliant. The Company also upgraded the point of sale system for Year 2000 compliance and completed a comprehensive review of non-information technology equipment for all of its units.

As of December 26, 1999, the Company had spent approximately $4.3 million implementing its new enterprise information system and addressing the Year 2000 issue. In assessing the risks presented by the Year 2000 compliance issues, the Company identified potential worst case scenarios involving failure of the information technology and non-information technology systems. As of March 2000, the Company did not experience material disruption or other significant problems in its information technology and non-information technology systems. In addition, as of the same date, the Company is not aware of any material Year 2000 compliance issues relating to information technology and non-information technology systems of third party business partners with which the Company maintains material relationships. The Company continues to monitor systems and maintains contact with third party businesses with which the Company has material relationships with respect to Year 2000 compliance and any Year 2000 issues that may arise at a later date. Contingency plans relating to ongoing Year 2000 issues will be developed at the time such issues are identified and such plans are deemed necessary. Based on the upgrades and the normal functioning to date of the information technology and non-information technology systems, management does not foresee significant risks associated with its Year 2000 compliance efforts. However, there can be no assurance that the Company or any third party business partners will not have ongoing Year 2000 compliance issues that may have an adverse effect on the Company.

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Financial statements of the Company are set forth herein beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III
--------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Planet Hollywood's Board of Directors is divided into three classes, denoted as Class I, Class II and Class III, serving staggered three-year terms with one class elected each year at the annual meeting. At the end of fiscal 1999, and up to the effective date of the Plan, the Board consists of: Thomas Avallone and Mark McCormack (Class I Directors); Claudio Gonzalez and Ong Beng Seng (Class II Directors); and Robert Earl and Michael Tarnopol (Class III Directors). During fiscal 1999 three vacancies were created on the Board. In April 1999, Isadore Sharp resigned as a Class I director in order to devote more time to other business interests. In June 1999, William Baumhauer resigned as an officer and Class III director in order to pursue other interests. In November 1999, Michael Montague, then a Class II director, passed away.

In accordance with the terms of the Plan, upon the effective date of the Plan, the Board shall consist of seven individuals as follows:

---------------------------------------- ------------------------------------- -------------------------------------
                CLASS I                                CLASS II                             CLASS III
        (TERM EXPIRING IN 2001)                (TERM EXPIRING IN 2002)               (TERM EXPIRING IN 2003)
---------------------------------------- ------------------------------------- -------------------------------------
              Robert Earl                          Claudio Gonzalez                   Douglas P. Teitelbaum
            Thomas Avallone                        Steven Grapstein                         Ed Rogers
                                                  Mustafa Al Hejailan
---------------------------------------- ------------------------------------- -------------------------------------

On the effective date of the Plan, several new documents will govern the operations of the reorganized Company. Pursuant to the Company's proposed Amended and Restated Certificate of Incorporation and Bylaws, directors shall be elected by holders of the Company's New Class B Common Stock, provided that (I) after the payment in full of all of the Company's obligations under its PIK Notes due 2005, the holders of the Company's New Class A Common Stock shall be entitled to elect two directors and (II) at such time when there shall be no shares of New Class B Common Stock issued and outstanding, the holders of New Class A Common Stock shall be entitled to elect all members of the Company's Board. Furthermore, the initial holders of the New Class B Common Stock have agreed to enter into Voting Agreements whereby they will vote their shares initially in favor of the seven directors named above. Subsequent to the effective date of the Plan, and until the Company's obligations under the PIK Notes have been paid in full, they have agreed to vote their shares in favor of two directors nominated by holders of at least a majority in principal amount of the outstanding PIK Notes (any such directors to replace the Class III directors initially elected). The Voting Agreements also provide that (I) a party holding more than 750,000 shares of new common stock shall be entitled to nominate a single candidate for election to the Board and that all parties agree to vote in favor of any such properly nominated candidate and (II) except as otherwise provided, the parties agree to vote in accordance with the direction of Robert Earl on certain items, including the proposal to elect directors or to fill vacancies on the Board, amending the Company's Certificate of Incorporation or Bylaws, removing officers or issuing Company securities, provided that Mr. Earl is serving on the Board or as an executive officer of the Company.

The following table sets forth the name, age and position with the Company of each person who (1) as of February 29, 2000 and (2) as of the effective date of the Plan, was, or will be a director or executive officer of the Company:

                    NAME                                AGE                       POSITION WITH THE COMPANY
                    ----                                ---                       -------------------------
                 Robert Earl                            48            Director, Chairman of the Board, Chief Executive
                                                                                    Officer and President
               Thomas Avallone                          41              Director, Executive Vice President and Chief
                                                                                      Financial Officer

              Claudio Gonzalez                          65                                Director

              Steven Grapstein                          42                              Director (1)

             Mustafa Al Hejailan                        49                              Director (1)

               Mark McCormack                           69                              Director (2)

                Ong Beng Seng                           54                              Director (2)

                  Ed Rogers                             41                              Director (1)

              Michael Tarnopol                          63                              Director (2)

             Douglas Teitelbaum                         34                              Director (1)

             John Caparella, Jr.                        42                      Vice President of Development

                Mark S. Helm                            29              Vice President, General Counsel and Secretary

               John R. McCann                           52                      Vice President of Development

                 Tina Samson                            44                        Vice President of Finance

              James T. Stanley                          49                   Senior Vice President of Operations


(1) These individuals are not currently directors but will become directors on the effective date of the Plan.
(2) These individuals are currently directors but will no longer serve as a director upon the effective date of the Plan.

The business experience and certain other information relating to each of the directors and executive officers listed above for at least the last five years is as follows:

ROBERT EARL: Mr. Earl has over 25 years experience in the restaurant industry. In 1977, Mr. Earl founded President Entertainment, a company that developed theme restaurants. Under Mr. Earl's leadership, over the next ten years, President Entertainment grew to a $120 million enterprise. In 1987, Mr. Earl sold President Entertainment to Pleasurama p.l.c. ("Pleasurama") and joined the Pleasurama management team, where he assumed responsibility for the management of another theme restaurant, Hard Rock Cafe p.l.c. ("Hard Rock Cafe"). During his five years in charge of Hard Rock Cafe, Mr. Earl pioneered its expansion from seven to twenty-two units while substantially increasing its profitability. In 1993, Mr. Earl resigned from Hard Rock Cafe to concentrate full time on running the Company. He has been Chief Executive Officer of the Company since its inception and a director of the Company since its organization. Consequently, Mr. Earl served as a director and executive officer of the Company throughout its bankruptcy proceedings described elsewhere herein. In November 1998, Mr. Earl was elected Chairman of the Board. Pursuant to Mr. Earl's employment agreement with the Company, Mr. Earl is to serve as Chief Executive Officer of the Company and each of its significant subsidiaries and the Company has agreed to nominate Mr. Earl for election to the Board of Directors of the Company at each annual meeting of stockholders during his employment. In the event Mr. Earl is not elected or retained as Chief Executive Officer and a director of the Company, he has the right to terminate his employment agreement with the Company for cause. See discussion of Employment Contracts below.

THOMAS AVALLONE: Mr. Avallone has been involved in the entertainment theme restaurant industry for over 17 years. He has been Chief Financial Officer, Executive Vice President and a director of the Company since 1994. Consequently, Mr. Avallone served as a director and executive officer of the Company throughout its bankruptcy proceedings described elsewhere herein. From July 1987 until joining the Company in 1994, Mr. Avallone served as Chief Financial Officer of Hard Rock Cafe and Rank Leisure USA. Prior to serving in those positions, Mr. Avallone, a certified public accountant, was a Senior Manager at Laventhol and Horwath CPAs, a public accounting firm, specializing in that firm's leisure industry practice. Mr. Avallone is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

CLAUDIO GONZALEZ: Mr. Gonzalez has been a director of the Company since June 1996. Consequently, Mr. Gonzalez served as a director of the Company throughout its bankruptcy proceedings described elsewhere herein. Mr. Gonzalez is the Chairman of the Board, and a principal stockholder, of ECE, S.A. de C.V., a publicly-traded Mexican company ("ECE") in which the Company is a 20% stockholder. Mr. Gonzalez has been the Chairman and Chief Executive Officer of Kimberly Clark de Mexico since 1973. Mr. Gonzalez is also currently a member of the Board of Directors of Kimberly Clark Corporation, Kellogg Company, General Electric Company, Banco Nacional de Mexico, Grupo Televisa, Grupo Carso, Grupo Industrial Alfa, Telefonos de Mexico, Grupo Modelo, Unilever, NV & Plc and of J.P. Morgan International Advisory Board.

STEVEN GRAPSTEIN: Mr. Grapstein will become a director at the effective date of the Plan. Since September 1985, Mr. Grapstein has served as Chief Executive Officer of Kuo Investment Company where he is responsible for all aspects of its North American operations, including investment management, asset acquisition and disposition. Since December 1997, he has also served as Chief Executive Officer of Presidio International DBA A/X Armani Exchange, a fashion retail company. Since 1985 Mr. Grapstein has served as a director of Tesoro Petroleum, a publicly held oil and gas corporation, where he presently serves as Vice Chairman and on the Audit, Executive and Governance committees.

MUSTAFA AL HEJAILAN: Mr. Al-Hejailan will become a director at the effective date of the Plan. Since 1998, Mr. Al-Hejailan has served as Executive Director, International Investments of Kingdom Holding Company, an affiliate of Kingdom Planet Hollywood, Ltd., a significant stockholder of the Company.

MARK MCCORMACK: Mr. McCormack has been a director of the Company since June 1996. Mr. McCormack is the Chairman and Chief Executive Officer of the Cleveland-based sports and entertainment conglomerate known as International Management Group, which he founded in 1960. Mr. McCormack has also authored a number of best-selling business and management books. Mr. McCormack has served as a director of the Company throughout its bankruptcy proceedings described elsewhere herein.

ONG BENG SENG: Mr. Ong has been a director of the Company since February 1996. He is a co-founder and has been a Managing Director since 1980 of Hotel Properties Limited ("HPL"), and Singapore publicly listed company. HPL had diversified interests in the hotel, leisure and retail industries, primarily in Asia. Mr. Ong also has personal diversified interest ranging from the oil, stock brokering and automotive industries to art and concert promotion. Mr. Ong has served as a director of the Company throughout its bankruptcy proceedings described elsewhere herein.

ED ROGERS: Mr. Rogers will become a director at the effective date of the Plan. He will be elected in accordance with the terms of the Plan and the Voting Agreements described above, as a nominee of the holders of at least a majority in principal amount of the outstanding PIK Notes. Mr. Rogers is a founding partner and vice chairman of the Washington D.C. Government Relations firm of Barbour Griffith & Rogers, Inc. Mr. Rogers also serves as vice chairman of International Equity Partners, L.P., a Washington D.C. based private equity asset management company and vice chairman of the Alternative Investment Corporation, an offshore issuer of securities that are sold primarily to institutional investors in the U.S. From January 1989 until August 1991, Mr. Rogers served as Deputy Assistant to the President of the United States and Executive Assistant to the White House Chief of Staff.

MICHAEL TARNOPOL: Mr. Tarnopol has been a director of the Company since June 1996. Mr. Tarnopol has been a Senior Management Director and Chairman of the Investment Banking Division of Bear, Stearns & Co., Inc. ("Bear Stearns") since 1985. Mr. Tarnopol joined Bear Stearns in 1975 and headed the firms' International Department from 1975 until 1985, at which time he was appointed head of the Mergers & Acquisitions Department of Bear Stearns. He is Vice Chairman of the Board of Directors of Bear Stearns and Chairman of Bear Stearns International, Ltd. Mr. Tarnopol is currently a director of Avis International, Inc. and NRT, Inc. He is also a Trustee of the University of Pennsylvania and a member of the Board of Overseers of the Wharton School of Business. Mr. Tarnopol has served as a director of the Company throughout its bankruptcy proceedings described elsewhere herein.

DOUGLAS TEITELBAUM: Mr. Teitelbaum will become a director at the effective date of the Plan. He will be elected in accordance with the terms of the Plan and the Voting Agreements described above, as a nominee of the holders of at least a majority in principal amount of the outstanding PIK Notes. Mr. Teitelbaum has been a managing principal of Bay Harbour Management, L.C., an investment management firm, since 1996. From 1994 through 1996, Mr. Teitelbaum was a managing director in the High Yield and Distressed Securities Group at Bear, Stearns, Inc. Prior to that time, Mr. Teitelbaum was a partner at Dabney/Resnick, Inc., an investment banking firm. He also serves on the boards of directors of Barneys New York, Inc., EZServe/Swifty-Mart Convenience Stores, Inc. and EBC Holdings, Inc.

JOHN CAPARELLA, JR.: Since November 1998, Mr. Caparella has held the position of Vice President of Development. Prior to that time and since joining the Company in 1997, Mr. Caparella served as the Company's Vice President of Lodging. Consequently, Mr. Caparella has served as an executive officer of the Company throughout its bankruptcy proceedings described elsewhere herein. Prior to joining the Company, Mr. Caparella was an executive with ITT Sheraton Hotels and Resorts for over 16 years progressively managing larger properties for the chain and was responsible for successfully developing from start-up many Sheraton properties throughout North America.

MARK S. HELM: Mr. Helm joined the Company in 1995 as part of its in-house legal team and Assistant Secretary of the Company. In 1999 Mr. Helm was appointed Associate General Counsel and in early 2000 Mr. Helm was appointed Vice President , Secretary and General Counsel of the Company. Consequently, Mr. Helm served as an executive officer of the Company during its bankruptcy proceedings described elsewhere herein.

JOHN R. MCCANN: Mr. McCann is the Vice President of Development of the Company. Prior to joining the Company in January 1993, he was President and Principal Owner of John McCann and Associates, a design/build firm specializing in theme restaurant design and construction. Prior thereto, Mr. McCann was a Partner and Principal in Jenkins-McCann, a construction and development company with its primary market in restaurant and themed entertainment projects. Mr. McCann graduated with honors from the University of Florida with a degree in Building Construction and Engineering. Mr. McCann has served as an executive officer of the Company throughout its bankruptcy proceedings described elsewhere herein

TINA SAMSON: Ms. Samson assumed the responsibilities as Vice President of Finance in early 1999, after having served as the Vice President of Finance for Marvel Mania, a former joint venture investment of the Company. Consequently, Ms. Samson served as an executive officer of the Company throughout its bankruptcy proceedings described elsewhere herein. In her current position, Ms. Samson oversees all functional disciplines of finance and management information systems for the Company. Prior to joining the Company in 1996, Ms. Samson was the

Vice President, Controller, for the renowned Hotel del Coronado, a spacious luxury resort in San Diego, California. Prior to that time, Ms Samson spent eight years with Wells Fargo Alarm Services, Inc., where she was in charge of various management responsibilities including budgeting, planning, analysis, and reporting. Ms Samson has nearly 20 years of experience in financial management.

JAMES T. STANLEY: Mr. Stanley has been in the restaurant business for more than 20 years. Prior to joining the Company in 1995 as Senior Vice President of Operations, Mr. Stanley spent eight years as Vice President of Operations at Hard Rock Cafe, and while there was responsible for overseeing all phases of the development and operation of units in 18 countries. Mr. Stanley served as an executive officer of the Company throughout its bankruptcy proceedings described elsewhere herein.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock of the Company and any changes in that ownership to the Securities and Exchange Commission. The SEC has designated specific due dates for such reports and the Company must identify persons who to its knowledge did not file such reports when due. Based solely on its review of copies of the reports filed with the SEC and written representations of its directors and executive officers, the Company believes all persons subject to reporting filed the required reports on time in 1999.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain compensation awarded to, earned by or paid to the Chief Executive Officer, each of the other four most highly compensated executive officers of the Company serving as executive officers at the end of the 1999 fiscal year and one additional individual who would have been included as one of such four individuals but for the fact that he was not serving as an executive officer of the Company at the end of the 1999 fiscal year (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during fiscal years 1997, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                 ---------------------------
                                                                                   Long-Term Compensation
                                          ---------------------------------------- -------------------------
                                                    Annual Compensation                     Awards
------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------
                                                                                                   Securities
                                                                                                   Underlying
                                               Annual      Annual     Other Annual    Restricted    Options/       All Other
Name and Position                    Fiscal    Salary       Bonus     Compensation      Stock         SARs       Compensation
                                      Year       ($)         ($)           ($)           ($)          (#)             ($)
------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------
Robert Earl,                          1997      600,000          --            4,419          --            --               --
Chief Executive Officer, Chairman     1998      600,000          --            6,309          --            --               --
of the Board and President            1999      600,000          --            6,909          --            --               --
------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------

Thomas Avallone,                      1997      300,000          --            8,854          --            --               --
Executive Vice President and Chief    1998      375,000      75,000            8,228          --       100,000               --
Financial Officer                     1999      375,000          --            7,168          --            --               --
------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------

Scott E. Johnson,                     1997      200,000          --            7,506          --            --               --
Executive Vice President, General     1998      250,000      40,385            8,436          --        70,000               --
Counsel and Secretary (a)             1999      250,000          --            7,599          --            --               --
==================================== ======= =========== =========== ================ =========== ============= ================

------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------
John R. McCann,                       1997      250,000          --               --          --                             --
Vice President of Development         1998      250,000          --            1,259          --        22,833               --
                                      1999      250,000          --               12          --            --               --
------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------

James T. Stanley,                     1997      175,000          --            4,788          --            --               --
Senior Vice President of              1998      223,462          --            6,433          --       100,000               --
Operations                            1999      237,019          --            4,698          --            --               --
------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------

William H. Baumhauer, President       1997           --          --               --          --            --               --
and Chief Operating Officer (b)       1998      212,591          --            5,125          --       750,000       79,439 (c)
                                      1999      312,981          --            6,248          --            --       53,494 (d)
------------------------------------ ------- ----------- ----------- ---------------- ----------- ------------- ----------------

a) Mr. Johnson left the employ of the Company in February 2000, however, based on his position as an executive officer of the Company in fiscal 1999, Mr. Johnson is classified as a Named Executive Officer in this Form 10-K. See discussion of Employment Contracts below.

b) Mr. Baumhauer joined the Company in July 1998 as President and Chief Operating Officer. Mr. Baumhauer resigned from such positions in June 1999 and therefore did not serve as an executive officer at fiscal year end 1999; however, based on his position as an executive officer of the Company in fiscal 1999, Mr. Baumhauer is classified as a Named Executive Officer in this Form 10-K. Consequently, the compensation figures for 1998 and 1999 do not represent a full year's compensation.

c) All Other Compensation for Mr. Baumhauer in 1998 consisted of certain relocation expenses ($68,839) and country club dues ($10,600).

d) All Other Compensation for Mr. Baumhauer in 1999 consisted of certain severance payments ($50,000) and relocation expenses ($3,494).

                       AGGREGATED OPTION/SAR EXERCISES AND
                   1999 FISCAL YEAR-END OPTION/SAR VALUE TABLE

There were no grants in fiscal 1999 of any stock options or SARs to the Named Executive Officers. The following table sets forth information concerning each exercise of stock options and SARs during fiscal 1999 by each of the Named Executive Officers, and the aggregated 1999 fiscal year-end value of unexercised options and SARs held by such individuals.

                      Aggregated Option/SAR Exercises and 1999 Fiscal Year-End Option/SAR Value
-------------------------- --------------- ----------------- --------------------------- -----------------------------

Name                           Shares           Value           Number of Securities         Value of Unexercised
                            Acquired on      Realized ($)      Underlying Unexercised     in-the-money Options/SARs
                            Exercise (#)                        Options/SARs at 1999     at 1999 Fiscal Year-end ($)
                                                                Fiscal Year-end (#)
                                                             ------------ -------------- ------------ ----------------
                                                             exercisable  unexercisable  exercisable   unexercisable
-------------------------- --------------- ----------------- ------------ -------------- ------------ ----------------
Robert Earl                             0                 0            0              0            0                0
-------------------------- --------------- ----------------- ------------ -------------- ------------ ----------------

Thomas Avallone                         0                 0       65,999        101,334            0                0
-------------------------- --------------- ----------------- ------------ -------------- ------------ ----------------

Scott E. Johnson                        0                 0       38,777         77,556            0                0
-------------------------- --------------- ----------------- ------------ -------------- ------------ ----------------

John R. McCann                          0                 0        7,611         15,222            0                0
-------------------------- --------------- ----------------- ------------ -------------- ------------ ----------------

James T. Stanley                        0                 0       44,233         88,467            0                0
-------------------------- --------------- ----------------- ------------ -------------- ------------ ----------------

William H. Baumhauer                    0                 0            0              0            0                0
-------------------------- --------------- ----------------- ------------ -------------- ------------ ----------------

                            COMPENSATION OF DIRECTORS

Directors who are not compensated as officers of the Company are entitled to $20,000 in annual fees, with an additional $1,000 payment for each Board meeting attended and a $500 payment for each Committee meeting. While there were 34 Board meetings held in fiscal 1999, in the interest of the Company most directors waived their fees and only $63,250 was paid to directors in connection with their service on the Board. Mr. Montague also received a consulting fee of $25,000 in fiscal 1999 in connection with the sale of the Company's SOUND REPUBLIC unit in London, England. Directors who are compensated as Company employees receive no additional compensation for service as a director. The Company will also reimburse each director for out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees. All directors are eligible to receive stock options, however no stock options were granted to directors in fiscal 1999.


               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

Upon the effective date of the Plan, the Company shall be party to an employment agreement with Mr. Robert Earl providing for his employment as Chief Executive Officer of the Company and its significant subsidiaries and affiliates, for a period of five years. The proposed agreement provides for a base salary of $200,000 per year with review of Mr. Earl's compensation not less than annually by the Board, an annual cash incentive bonus in the discretion of the Board of Directors of the Company, participation in the Company's stock-based incentive compensation plan for executives and employees and all benefits generally made available to executive officers of the Company. Mr. Earl will also be granted stock options to purchase 2,000,000 shares of the Company's New Class A Common Stock at an exercise price of $4.2857 per share, provided that such options shall not vest (and therefore are not exerciseable by Mr. Earl) until the average fair market value of the New Class A Common Stock equals or exceeds $40.00 per share for three consecutive business days. Such options shall be exerciseable for a period of five years and the Company has agreed to register with the Securities and Exchange Commission the resale of the shares underlying said options upon Mr. Earl's exercise of all of said options. The employment agreement further provides that Mr. Earl shall be permitted to undertake or conduct other business, civic or charitable activities during the term of his employment as long as such activities do not materially interfere with his obligations to the Company. Mr. Earl may not, however, invest or otherwise participate in other Hollywood themed restaurant ventures. The Company has the right to terminate the agreement without any further obligation in the event: (i) Mr. Earl dies or becomes incapacitated for six consecutive months, (ii) he willfully breaches the agreement, or (iii) he is convicted, of or pleads guilty to, a felony crime involving moral turpitude or certain other crimes involving the Company's property. Mr. Earl is entitled to terminate the agreement in the event he is not elected or retained as Chief Executive Officer and a director of the Company or the Company (or any successor company) materially reduces his responsibilities. In the case of such termination by Mr. Earl, or if the agreement is terminated by the Company without cause or upon Mr. Earl's death or disability, he will be entitled to receive an amount equal to his then current base salary for the remainder of the term of the agreement (or at least twelve months), all incentive bonuses earned or granted and all stock options awarded to Mr. Earl shall immediately vest. The agreement also includes certain non-disclosure and non-interference provisions which continue for a period of one year following the termination of Mr. Earl's employment with the Company.

Upon the effective date of the Plan, the Company shall be a party to a Consulting Agreement with OCS Consultants, Inc., a Florida corporation of which Mr. Earl is the sole shareholder and director, whereby OCS has agreed to provide services to the Company for a period of five years. The proposed agreement provides for consulting fees of $400,000 per year. The agreement also provides for termination and other provisions which are generally consistent with Mr. Earl's employment agreement described above.

In the event that the Plan is not declared effective by the Bankruptcy Court, Mr. Earl's employment shall be governed by a single employment agreement, whose current term expires December 31, 2001, providing for a base salary of $600,000 on substantially the same terms as described above.

The Company is party to an employment agreement with Mr. Thomas Avallone dated January 1, 1998 providing for his employment as Executive Vice President and Chief Financial Officer originally through January 1, 2001. This agreement was amended by the Bankruptcy Court in connection with the Plan to provide that Mr. Avallone's employment with the Company shall terminate on the later to occur of
(a) March 31, 2000 or (b) 30 days following the effective date of the Plan, unless such date is extended by mutual agreement of the parties. In exchange for Mr. Avallone's agreement to the early termination and cancellation of his employment agreement, the Company agreed to pay Mr. Avallone the sum of $175,000, plus accrued wages and benefits through his termination date. Subsequent to his termination Mr. Avallone shall also be entitled to receive from the Company certain medical and dental insurance benefits for a period of twelve months and be entitled to receive stock options in an amount no less than, and at an exercise price no greater than, stock options provided to directors of the Company on the effective date of the Plan. The Company and Mr. Avallone have also agreed that he may enter into a consulting agreement for the non-exclusive provision by Mr. Avallone to the Company of certain financial and consulting services, subject to appropriate review and approvals.

The Company was party to an employment agreement with Mr. Scott Johnson dated May 1, 1996, as amended, providing for his employment as Executive Vice President, General Counsel and Secretary originally through February 28, 2000, with such term automatically renewing for additional eighteen-month periods unless either party provided notice to the other of its unwillingness to renew. That agreement was amended by the Bankruptcy Court in connection with the Plan to provide that Mr. Johnson's employment with the Company shall terminate on a date, at Mr. Johnson's discretion, on or between February 1, 2000 and March 1, 2000. Mr. Johnson left the employ of the Company on February 16, 2000. In exchange for Mr. Johnson's agreement to the early termination and cancellation of his employment agreement, the Company agreed to pay Mr. Johnson the sum of $180,000, in twelve monthly installments. Until such sum has been paid, Mr. Johnson shall provide certain legal and consulting services, up to 75 hours per month, at no charge. Subsequent to his termination Mr. Johnson shall also be entitled to receive from the Company certain medical and dental insurance benefits for a period of twelve months and be entitled to receive 20,000 stock options to purchase shares of the Company's New Class A Common Stock, at an exercise price no greater than other option grantees on the effective date of the Plan.

Mr. John McCann does not have an employment agreement with the Company.

The Company is party to an employment agreement with Mr. James Stanley dated January 1, 1998 providing for his employment as Senior Vice President of Operations originally through January 1, 2001. This agreement was amended by the Bankruptcy Court in connection with the Plan to provide that Mr. Stanley's employment with the Company shall be on a month to month basis until such time as the Company provides Mr. Stanley with 30 days prior written notice of its intention to terminate the agreement. Upon such termination, and in exchange for Mr. Stanley's agreement to the amendment of his employment agreement, the Company has agreed to pay Mr. Stanley the sum of $75,000, plus accrued wages and benefits through his termination date.


REPORT ON REPRICING OF OPTIONS/SARS

At no time during fiscal 1999 did the Company adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers or any other officers or employees.

INSIDER PARTICIPATION IN COMPENSATION DECISIONS AND BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee during fiscal 1999 was composed of Mr. Earl, the Company's Chief Executive Officer and President, and two outside independent directors, Mr. Montague and Mr. Sharp. Mr. Sharp resigned as a director in April 1999 and Mr. Montague passed away in November 1999. The Compensation Committee held no meetings in fiscal 1999. The functions of the Compensation Committee include the review, evaluation and approval of the Company's compensation system for the highest ranking executive officers, including the Chairman of the Board, the Chief Executive Officer and the President. All other compensation decisions are proposed by the Company's human resources department and approved by the Chief Executive Officer.

For purposes of making compensation determinations, the Compensation Committee uses broad-based industry surveys of what executives with comparable responsibilities are paid and evaluates individual performance. In addition, the committee considers the qualifications and experience of the persons concerned, the size and complexity of operations under that person's control, the financial condition of the Company, the compensation paid to other persons employed by the Company and the compensation paid to persons having similar duties and responsibilities in comparable organizations or industries. The Company strives to provide a comprehensive executive compensation system that is competitive and performance-based in order to attract and retain superior executive talent.

The Company's current compensation package includes a mix of base salary, short-term and long-term incentive opportunities and other common employee benefits. Changes in compensation are based on an individual's performance, the Company's performance and the competitive marketplace. Base salaries are intended to signal the internal value of the position and to track with the external marketplace. Most executive officers serve pursuant to employment agreements that provide for a minimum base salary that may not be reduced without the consent of the executive officer. Base salaries did not increase in fiscal 1999 due to the poor financial performance of the Company. The Compensation Committee endorses the position that stock ownership by management is beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value. To that end, the Company has adopted a Stock Award and Incentive Plan, whereby the Company may utilize stock options, restricted stock awards and certain other benefits to provide long-term compensation. Depending on an individual's and the Company's performance, stock options are normally granted each year as a component of long-term compensation with the size of the grants generally tied to and weighted approximately equally based on an officer's responsibility level, base salary and performance. The number of options held is not considered when determining the option awards for any particular year. During 1999, no stock options were granted to any of the Company's officers. The purpose of restricted stock awards is to attract and retain executive officers whose actions will impact the Company's long-term operating results and to motivate such executives by providing them with an immediate ownership stake in the Company. Restricted stock awards generally have vesting requirements of three years. In addition to providing a direct relationship between shareholder value and the value of the benefit to the officer, restricted stock is a powerful retention device as the shares are forfeitable by the executive until the vesting restrictions have been satisfied. During 1999, no restricted stock awards were granted to any of the Company's officers.

Specifically as to Robert Earl, the Company's Chairman of the Board, Chief Executive Officer and President, Mr. Earl received a base salary of $600,000 in fiscal 1999 pursuant to his then current employment agreement with the Company. Mr. Earl waived certain compensation increases in both fiscal 1998 and fiscal 1999 due him pursuant to said employment agreement. Furthermore, no bonuses were paid, nor were any stock options or restricted stock awards granted to Mr. Earl based on the Company's performance and a determination by the Compensation Committee that the base compensation for Mr. Earl coupled with the number of shares of Class A Common Stock beneficially owned by him provided an adequate incentive to increase stockholder value. Mr. Earl's overall compensation reflects the extent of his policy and decision-making authority and his level of responsibility with respect to the strategic direction and financial and operational results of the Company.

The Compensation Committee intends to review the performance of certain executive officers during the current fiscal year, and to reward performance through cash bonuses or other incentive compensation at the committee's discretion. In that regard, the qualitative factors that the committee will use are Company performance, managerial vision, decision-making acumen, effectiveness, teamwork and the results obtained by senior management.


COMPENSATION COMMITTEE:

ROBERT EARL, Director


COMPARATIVE PERFORMANCE BY THE COMPANY

The following line graph compares the total returns (assuming reinvestment of dividends) of the Company's Class A Common Stock, the Nasdaq Composite Index, Standard & Poor's 500 Index, the Russell 2000 Index and the Russell 2000 Consumer Discretionary and Services Index for the period beginning April 19, 1996 (the date of the Company's initial public offering) and ending December 26, 1999 (the close of the Company's 1999 fiscal year). The graph assumes $100 invested on April 19,1996 in the Company's Class A Common Stock (at the initial public offering price of $18.00 per share) and each of the indices.

       [BAR CHART]


---------------------------------------- ---------------- --------------- ------------ ------------- --------------------
                                             Planet                                                     Russell 2000
                                            Hollywood         Nasdaq      Standard &     Russell          Consumer
                                         Class A Common     Composite     Poor's 500       2000       Discretionary and
                 Date                         Stock          Index(a)      Index (b)     Index(c)     Services Index(d)
======================================== ================ =============== ============ ============= ====================
04/19/96 - IPO                               100.00           100.00        100.00        100.00           100.00
---------------------------------------- ---------------- --------------- ------------ ------------- --------------------
12/29/96                                     115.80           113.84        116.81        107.61           100.53
---------------------------------------- ---------------- --------------- ------------ ------------- --------------------
12/28/97                                      69.79           132.40        145.62        127.35           119.14
---------------------------------------- ---------------- --------------- ------------ ------------- --------------------
12/27/98                                      14.53           192.56        190.56        124.65           131.72
---------------------------------------- ---------------- --------------- ------------ ------------- --------------------
12/26/99                                      0.48            353.37        226.62        148.28           153.20
---------------------------------------- ---------------- --------------- ------------ ------------- --------------------

(a) The Nasdaq Composite Index is a broad-based capitalization-weighted index of all Nasdaq stocks. This index is presented because the Company's Class A Common Stock was traded on the Nasdaq National Market from April 19, 1996 through Friday, September 19, 1997. Beginning Monday, September 22, 1997, the Class A Common Stock was traded on the New York Stock Exchange under the symbol "PHL." On August 20, 1999, the New York Stock Exchange delisted the Company's Class A Common Stock because of its anticipated reorganization. Since Monday, August 23, 1999, the Class A Common Stock has been traded on the over-the-counter market on the Nasdaq Bulletin Board.
(b) The Standard & Poor's 500 Index is a capitalization-weighted index of 500 stocks designed to measure performance of the broad domestic economy through changes in the aggregate market value of 500 stocks representing all major industries. The index was developed with a base level of 10 for the 1941-43 base period.
(c) The Russell 2000 Index is comprised of the smallest 2000 companies in the Russell 3000 Index, representing approximately 11% of the Russell 3000 total market capitalization.
(d) The Russell 2000 Consumer Discretionary and Services Index is a capitalization-weighted index of companies that manufacture products and provide discretionary services directly to consumers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Class A Common Stock on February 29, 2000, by:

         1.       Each current director;
         2.       Each of the Named Executive Officers (as defined above in
                  Item 11 "Executive Compensation");
         3. Directors and executive officers of the Company as a group at such date; and
         4. Each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock on such date.

                          NAME OF                              AMOUNT AND NATURE OF BENEFICIAL    PERCENT OF CLASS
                      BENEFICIAL OWNER                           OWNERSHIP OF CLASS A COMMON          (%) (A)
                                                                          STOCK (A)
Directors and Named Executive Officers

         Thomas Avallone (b) (c)                                            68,010                  **

         William H. Baumhauer (c) (d)                                            0                  **

         Robert Earl (c) (e)                                            22,876,367                22.7

         Claudio Gonzalez (f)                                               77,778                  **

         Scott E. Johnson (g)                                                  125                  **

         John R. McCann (c)                                                  7,611                  **

         Mark McCormack (h)                                                 33,333                  **

         Ong Beng Seng / Leisure Ventures Pte, Ltd. (i)                 12,050,335                12.0

         James T. Stanley (c)(j)                                            54,400                  **

         Michael Tarnopol (k)                                               33,333                  **


Directors and executive officers then holding office as a               35,222,191                34.9
group (11 persons) (l)


Other stockholders owning more than 5%                                         N/A                 N/A
------------------------------------------------------------- ---------------------------------- -------------------

** Represents holdings of less than one percent (1%).

-----------------------------
(a) Figures do not include or account for 8,314,848 shares of non-voting Class B Common Stock outstanding on February 29, 2000. Any Class B shares beneficially owned by any of the listed stockholders are noted in the respective footnotes. Of the 8,314,848 shares of non-voting Class B Common Stock outstanding, approximately 2,323,555 were immediately convertible into an equivalent number of shares of Class A Common Stock at the election of the holder, with the remainder of such shares being convertible at certain times subsequent to April 15, 2001. Figures do include and account for certain options to acquire shares of the voting Class A Common Stock which were exercisable by the listed stockholders on or before May 31, 2000. Such options are noted in the stockholders' respective footnotes.
(b) Of Mr. Avallone's 68,010 shares listed above, 2,011 represent shares held of record by: (i) Mr. Avallone and his spouse; and (ii) by Mr. Avallone as custodian for his child. The remaining 65,999 shares listed represent shares underlying options to acquire such shares which are exercisable on or before May 31, 2000.
(c) The address for each of these beneficial owners is c/o Planet Hollywood International, Inc., 8669 Commodity Circle, Orlando, Florida 32819.
(d) Mr. Baumhauer was not employed by the Company at the end of fiscal 1999, however, based on his position as an executive officer of the Company in fiscal 1999, Mr. Baumhauer is classified as a Named Executive Officer in this Form 10-K.
(e) Other than 100 shares held individually, all of Mr. Earl's shares were held of record by Ropat Limited Partnership, a Nevada limited partnership, in which Ropat, Inc., a Nevada corporation wholly owned by a Revocable Intervivos Trust for the benefit of Mr. Earl, is the 1% general partner and such trust is the 99%
         limited partner. The number of shares listed above excludes: (1) 38,500 shares held by Shakespeare's Tavern & Playhouse (London) SARP, a United Kingdom pension plan, and (2) 400,000 shares held by Celebrity Consultants, Ltd, the trustee of a trust, the beneficiaries of which are the children of Mr. Earl, as to which Mr. Earl disclaims beneficial ownership. Ropat Limited Partnership also owned 1,053,793 shares of the Company's non-registered, non-voting Class B Common Stock, representing approximately 9.0% of such class. An additional 2,904,426 Class B shares (34.9% of the class) were owned by Serena Holdings, Ltd., as Trustee of the All Star Cafe Trust, the beneficiaries of which are Mr. Earl's children. Mr. Earl disclaims beneficial ownership of the shares held by Serena Holdings, Ltd. All of the shares held by Ropat Limited Partnership were transferred to Bank of America, N.A. d/b/a NationsBank N.A. in connection with an Agreement which was initiated prior to February 29, 2000, but which was substantially completed in March 2000. Ropat Limited Partnership had previously granted to NationsBank a security interest in and lien on all of its shares which were accepted in satisfaction of certain of the outstanding obligations of Ropat Limited Partnership.
(f) Of the 77,778 shares listed above, 50,000 shares represent shares underlying options to acquire such shares which are exercisable on or before May 31, 2000. The address for Mr. Gonzalez is c/o Kimberly Clark de Mexico, Jose Luis Lagrange, No. 103, 3rd Floor, Colonia, Los Morales, 11510 Mexico, D.F.
(g) Mr. Johnson was not employed by the Company on February 29, 2000, however, based on his position as an executive officer of the Company in fiscal 1999, Mr. Johnson is classified as a Named Executive Officer in this Form 10-K. The address for Mr. Johnson is c/o Moran & Shams, P.A., 111 N. Orange Avenue, Suite 1200, Orlando, Florida 32801.
(h) All 33,333 shares listed above represent options to acquire such shares which are exercisable on or before May 31, 2000. The address for Mr. McCormack is c/o International Management Group, IMG Center, 1360 East 9th Street, Suite 100, Cleveland, Ohio 44114. Mr. McCormack, either directly or indirectly, owns 679,022 shares of the Company's non-registered, non-voting Class B Common Stock, representing approximately 8.2% of such class.
(i) The shares listed for Mr. Ong are owned of record by Leisure Ventures Pte., Ltd. ("LV"). The address for Mr. Ong is c/o Kuo Investments Company, 767 Third Avenue, 33rd Floor, New York, N.Y. 10017. LV is a private Singapore company that is controlled by Mr. Ong indirectly and HPL, a public Singapore company of which Mr. Ong is the largest stockholder. Mr. Ong disclaims beneficial ownership of the shares owned of record by LV. The address for LV is c/o Kuo Investments Company, 767 Third Avenue, 33rd Floor, New York, N.Y. 10017.
(j) Of the 54,400 shares listed above, 44,233 shares represent shares underlying options to acquire such shares which are exercisable on or before May 31, 2000.
(k) All 33,333 shares listed above represent shares underlying options to acquire such shares which are exercisable on or before May 31, 2000. The address for Mr. Tarnopol is c/o Bear, Stearns & Co., Inc., 245 Park Avenue, New York, NY 10167.
(l) Of the 35,222,191 shares listed above, 255,453 shares represent shares underlying options to acquire such shares which are exercisable on or before May 31, 2000.

As of the effective date of the Plan, all of the Company's outstanding securities, instruments and agreements governing any claims and interests, including the Class A Common Stock, options to acquire Class A Common Stock and Class B Common Stock referenced above, will be deemed canceled and terminated, and the obligations of the Company relating thereto shall be discharged in accordance with the terms of the Plan. Pursuant to the Plan, holders of at least 5,450 shares of the Company's Class A Common stock will receive their pro rata share of 200,000 new warrants to purchase shares of the Company's New Class A Common Stock. Each warrant will be exercisable for the purchase of one share of New Class A Common Stock at an exercise price of $65.50 per share and will expire on the third anniversary of the effective date of the Plan.

The following table sets forth information regarding the beneficial ownership of the Company's New Common Stock as of the effective date of the Plan (based on approximately 3,000,000 shares of New Class A Common Stock and 7,000,023 shares of New Class B Common Stock outstanding) by:

         1.       Each director at such date;
         2. Each of the Named Executive Officers for fiscal 1999 (as defined above in Item 11 "Executive
                  Compensation");
         3. Directors and executive officers of the Company as a group at such date; and
         4. Each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock on such date.

                  NAME OF                                   AMOUNT AND NATURE OF BENEFICIAL        PERCENT OF COMMON
             BENEFICIAL OWNER                                 OWNERSHIP OF COMMON STOCK (A)              STOCK (A)
Directors and Named Executive Officers

         Thomas Avallone (b)                                                                  0                  **

         William H. Baumhauer (b) (c)                                                         0                  **

         Robert Earl (b)(j)                                                                   0                  **

         Claudio Gonzalez (d)                                        Class B            233,334                 2.3

         Steven Grapstein (e)                                                                 0                  **

         Mustafa Al Hejailan (f)                                                              0                  **

         Scott E. Johnson (g)                                                                 0                  **

         John R. McCann (b)                                                                   0                  **

         Ed Rogers (h)                                                                        0                  **

         James T. Stanley (b)                                                                 0                  **

         Douglas P. Teitelbaum (i)                                                            0                  **

Directors and executive officers then holding office as a               Class B         233,334                 2.3
group (12 persons)

Other stockholders owning more than 5% of Common Stock

         Bay Harbour Management L.C. (j)                                 Class A      1,309,017                13.1

         Holst Trust (k)                                                 Class B      2,333,341                23.3

         Leisure Ventures Pte, Ltd. (l)                                  Class B      1,166,671                11.7

         Kingdom Planet Hollywood, Ltd. (m)                              Class B      2,333,341                23.3

         Magnetic Light Profits Limited (n)                             Class B         933,336                 9.3
------------------------------------------------------------- ---------------------------------- -------------------

** Represents holdings of less than one percent (1%).
-----------------------------
(a) Figures account for both New Class A and Class B Common Stock outstanding as of the effective date of the Plan. Figures also include and account for any options or warrants to acquire shares of New Class A or New Class B Common Stock which are exercisable by the listed stockholders on or before May 31, 2000. Any such options or warrants are noted in the stockholders' respective footnotes.
(b) The address for each of these beneficial owners is c/o Planet Hollywood International, Inc., 8669 Commodity Circle, Orlando, Florida 32819.
(c) Mr. Baumhauer was not employed by the Company at the end of fiscal 1999, however, based on his position as an executive officer of the Company in fiscal 1999, Mr. Baumhauer is classified as a Named Executive Officer in this Form 10-K.
(d) In accordance with the terms of the Plan, of the 233,334 shares listed above, 33,333 shares will be withheld by the Company in order to deliver such shares to certain celebrities and other parties in consideration for their involvement with the Company. The address for Mr. Gonzalez is c/o Kimberly Clark de Mexico, Jose Luis Lagrange, No. 103, 3rd Floor, Colonia, Los Morales, 11510 Mexico, D.F.
(e) The address for Mr. Grapstein is c/o Kuo Investment Company, 55 5th Avenue, 16th Floor, New York, New York, 10003.
(f) The address for Mr. Al-Hejailan is c/o Kingdom Holding Company, P.O. Box 8653, Riyadh 11492, Kingdom of Saudi Arabia.
(g) Mr. Johnson is no longer employed by the Company, however, based on his position as an executive officer of the Company in fiscal 1999, Mr. Johnson is classified as a Named Executive Officer in this Form 10-K. The address for Mr. Johnson is c/o Moran & Shams, P.A., 111 N. Orange Avenue, Suite 1200, Orlando, Florida 32801.
(h) The address for Mr. Rogers is c/o Barbour Griffith & Rogers, 1275 Pennsylvania Avenue NW, 10th Floor, Washington, DC 20004.
(i) The address for Mr. Teitelbaum is c/o Bay Harbour Management L.C., 885 Third Avenue, 34th Floor, New York, New York 10022.
(j) The address for Bay Harbour Management, L.C. is 885 Third Avenue, 34th Floor, New York, New York 10022.
(k) All shares listed above are held of record by Lauren Investments Holdings Limited, as trustee of the Holst Trust U/A/D 9/10/99, the beneficiaries of which are the children of Robert Earl. Mr. Earl disclaims beneficial ownership of the shares held by Lauren Investments Holdings Limited. In accordance with the terms of the Plan, of the 2,333,341 shares listed above, 333,333 shares will be withheld by the Company in order to deliver such shares to certain celebrities and other parties in consideration for their involvement with the Company. The address for Lauren Investments Holdings Limited is International Trust Building, Wickhams Cay, Road Town Tortola, British Virgin Islands.
(l) Leisure Ventures Pte Ltd. ("LV") is a private Singapore company that is controlled by Mr. Ong Beng Seng (a former director of the Company) indirectly and HPL, a public Singapore company of which Mr. Ong is the largest stockholder. Mr. Ong disclaims beneficial ownership of the shares owned of record by LV. In accordance with the terms of the Plan, of the 1,166,671 shares listed above, 166,667 shares will be withheld by the Company in order to deliver such shares to certain celebrities and other parties in consideration for their involvement with the Company. The address for LV is 50 Cuscaden Road, #08-01 HPL House, Singapore 249724.
(m) The address for Kingdom Planet Hollywood, Ltd., a company organized under the laws of the Cayman Islands ("KPH"), is c/o Kingdom Holding Company, P.O. Box 8653, Riyadh 11492, Kingdom of Saudi Arabia. KPH is indirectly controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud, a citizen of the Kingdom of Saudi Arabia. In accordance with the terms of the Plan, of the 2,333,341 shares listed above, 333,333 shares will be withheld by the Company in order to deliver such shares to certain celebrities and other parties in consideration for their involvement with the Company.
(n) The address for Magnetic Light Profits Limited, a company organized under the laws of the British Virgin Islands is PO Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. In accordance with the terms of the Plan, of the 933,336 shares listed above, 133,333 shares will be withheld by the Company in order to deliver such shares to certain celebrities and other parties in consideration for their involvement with the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is party to a license agreement with Planet Hollywood (Asia) Pte. Ltd. ("PH Asia") (a Singapore corporation which is 50% owned by each of the Company and Leisure Ventures Pte. Ltd., a Singapore corporation 50% owned by each of the Company's former director Mr. Ong and Hotel Properties Limited, a Singapore public company of which Mr. Ong is the largest stockholder). Pursuant to the license agreement, as amended (the "License Agreement"), PH Asia has the rights to license and develop PLANET HOLLYWOOD units throughout most of Asia and certain other countries throughout the world and to receive franchise fees and continuing royalties in respect to the operation of any such units. During fiscal 1999, PH Asia did not open any units. From time to time Leisure Ventures Pte. Ltd. or its affiliates purchase merchandise from the Company. No such purchases were made in fiscal 1999. See Note 6 to the Consolidated Financial Statements contained herein. In February 2000, PH Asia entered into a binding letter agreement pursuant to which Star Performance Development Limited, an affiliate of Magnetic Light Profits Limited, one of the proposed purchasers of the New Class B Common Stock under the Plan, agreed to purchase one third of PH Asia's outstanding stock for approximately $4.0 million. It is anticipated that this transaction will be completed in April, 2000.

The Company is party to a master franchise agreement with ECE, S.A. de C.V., a publicly-traded Mexican company ("ECE") in which the Company is a 20% stockholder. Mr. Claudio Gonzalez (a director of the Company) is one of ECE's principal stockholders and the Chairman of its Board of Directors. ECE is currently operating, and has rights to open, PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units in certain international markets, including Mexico and South America. ECE is obligated to pay continuing royalties to the Company pursuant to such agreement, based on a percentage of the total revenues from its units. During fiscal 1999 ECE did not open any units. From time to time ECE or its affiliates purchase merchandise from the Company. No such purchases were made in fiscal 1999. See Notes 6 and 13 to the Consolidated Financial Statements contained herein.

The Company is party to master franchise agreements with Kingdom Planet Hollywood, Ltd. ("Kingdom"), an affiliate of HRH Prince Alwaleed Bin Talal Abdulaziz Al Saud of Saudi Arabia and a significant stockholder of the Company, pursuant to which Kingdom may develop numerous PLANET HOLLYWOOD, OFFICIAL ALL STAR CAFE AND SOUND REPUBLIC units in a total of 23 countries throughout the Middle East and Europe. Kingdom is obligated to pay continuing royalties to the Company pursuant to such agreements, based on a percentage of the total revenues from its units. From time to time Kingdom or its affiliates purchase merchandise from the Company. No such purchases were made in fiscal 1999. See Note 13 to the Consolidated Financial Statements contained herein.

PART IV
---------

ITEM 14.   EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

(A)      1.       FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets at December 27, 1998 and December 26, 1999 Consolidated Statements of Operations for the three years ended
              December 26, 1999
         Consolidated Statements of Changes in Stockholders' Equity (Deficit)
              and Comprehensive Income for the three years ended December 26,
              1999
         Consolidated Statements of Cash Flows for the three years ended
              December 26, 1999
         Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  For the three years ended December 26, 1999 II -
                           Valuation and Qualifying Accounts

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

         3.       EXHIBITS

         Exhibit
         Number   Description
         --------------------
         2.1(1)            Debtors' First Amended Joint Plan of Reorganization
                           dated December 13, 1999
         2.2(1)            First Amended Disclosure Statement Pursuant to
                           Section 1125 of the Bankruptcy Code for the First
                           Amended Joint Plan of Reorganization dated December
                           13, 1999 of Planet Hollywood International, Inc. and
                           Certain of its Subsidiaries
         2.3(1)            Order confirming the Company's First Amended Joint
                           Plan of Reorganization dated January 21, 2000
         3.1(2)            Restated Certificate of Incorporation of the
                           Registrant
         3.2(3)            Third Amended and Restated Bylaws of the Registrant
         4.6(4)            Indenture dated as of March 25, 1998, between the
                           Company and United States Trust Company of New York,
                           as Trustee, relating to the Company's 12% Senior
                           Subordinated Notes due 2005
         4.7(4)            Initial Global Notes, dated March 25, 1998
         10.1(2)           Form of Master Franchise Agreement
         10.2(2)           Form of Memorabilia Lease
         10.3(2)           Form of License Agreement

         10.5(2)           Ground Lease Agreement between Lake Buena Vista
                           Communications, Inc. And Planet Hollywood (Orlando),
                           Inc.
         10.6(2)           License Agreement dated as of December 4, 1992, by
                           and between the Registrant and Planet Hollywood
                           (Asia) Pte. Ltd.
         10.7(2)           First Amendment to the License Agreement dated as of
                           July 1, 1995, by and between the Registrant and
                           Planet Hollywood (Asia) Pte. Ltd.
         10.7A(4)          Second Amendment to the License Agreement, dated as
                           of October 1, 1995, by and between the Registrant and
                           Planet Hollywood (Asia) Pte. Ltd.
         10.7B(4)          Third Amendment to the License Agreement, dated as of
                           November 6, 1997, by and between the Registrant and
                           Planet Hollywood (Asia) Pte. Ltd.
         10.8(2)           Form of Master Franchise Agreement for All Star Cafe,
                           Inc.
         10.12(5)          First Amended and Restated 1995 Celebrity Stock Award
                           and Incentive Plan
         10.13(6)          First Amended and Restated 1995 Stock Award and
                           Incentive Plan
         10.14(2)          Form of Stock Option Award Agreement for options
                           granted under the 1995 Celebrity Stock Award and
                           Incentive Plan
         10.15(2)          Form of Stock Option Award Agreement for options
                           granted under the 1995 Stock Award and Incentive Plan
         10.16(2)          Employment Agreement dated August 8, 1995, between
                           the Registrant and Robert Earl
         10.19(7)          Limited Partnership Agreement of Planet Movies
                           Company, L.P., dated October 17, 1997
         10.20(7)          Master Agreement, dated as of December 2, 1997,
                           relating to the Planet Hollywood Hotel joint venture
                           between Planet Hospitality Holdings, Inc., Times
                           Square Partners LLC and others
         10.21(8)          Registration Rights Agreement dated as of October 30,
                           1998, by and between the Registrant, Leisure Ventures
                           Pte. Ltd. and Kingdom Planet Hollywood, Ltd.
         10.22(9)          Letter Agreement, including annexes thereto (which
                           include the form of the Registration Rights
                           Agreement), between the Registrant and Keith Barish,
                           regarding Mr. Barish's resignation as Chairman of the
                           Board of Directors, as amended on December 14, 1998
         10.23(10)         Amendments to the Letter Agreement between the
                           Registrant and Mr. Barish, dated as of January 19,
                           1999
         10.24(11)         Amendment to the Registration Rights Agreement dated
                           November 6, 1998, as amended January 19, 1999 and
                           February 23, 1999 between the Registrant and Mr.
                           Barish
         10.25(12)         Amendment to the Lock-up Letter dated November 6,
                           1998, as amended December 14, 1998, January 19, 1999
                           and February 23, 1999 between the Registrant and Mr.
                           Barish
         21.1(13)          Subsidiaries
         23.1 (13)         Consent of PricewaterhouseCoopers LLP
         24.1(13)          Powers of Attorney (included in signature page)
         27.1(13)          Financial Data Schedule

----------
         (1) Incorporated by reference to the exhibits in the Current Report on Form 8-K dated January 21, 2000, previously filed by the Registrant on February 4, 2000.
         (2) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1, as amended, previously filed by the Registrant (file no. 333-01490)
         (3) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67101)
         (4) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4, as amended, previously filed by the Registrant (file no. 333-51655)

         (5) Incorporated by reference to Exhibit 99.1 in the Registration Statement on Form S-8, as amended, previously filed by the Registrant (file no. 333-31683)
         (6) Incorporated by reference to Exhibit 99.1 in the Registration Statement on Form S-8, as amended, previously filed by the Registrant (file no. 333-66659)
         (7) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Annual Report on Form 10-K for the year ended December 28, 1997, as amended, previously filed by the Registrant
         (8) Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67101)
         (9) Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67467)
         (10) Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-3, as amended, previously filed by the Registrant (file no. 333-67467)
         (11) Incorporated by reference to Exhibit 99.1 in the Current Report on Form 8-K dated February 23, 1999, previously filed by the Registrant on February 23, 1999
         (12) Incorporated by reference to Exhibit 99.2 in the Current Report on Form 8-K dated February 23, 1999, previously filed by the Registrant on February 23, 1999
         (13)  Filed herewith


(B)      REPORTS ON FORM 8-K.

                  The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal 1999:

                                                    Regarding (see actual
                           Date of      Filing      filing for complete
                            Report       Date       description)
                            ------       ----       ---------
                           10/4/99    10/19/99      Announcement of the
                                                    Company and twenty five of
                                                    its operating subsidiaries
                                                    filing voluntary petitions
                                                    commencing cases under
                                                    Chapter 11 of the United
                                                    States Bankruptcy Code with
                                                    the United States Bankruptcy
                                                    Court for the district of
                                                    Delaware on October 12,
                                                    1999.

                           11/8/99     11/15/99     Announcement of the
                                                    Company's filing a Joint
                                                    Plan of Reorganization, a
                                                    proposed Disclosure
                                                    Statement and certain other
                                                    related documents with the
                                                    Bankruptcy Court.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2000.


                                            PLANET HOLLYWOOD INTERNATIONAL, INC.


                                            By: /s/ ROBERT I. EARL
                                            ------------------------------------
                                            Robert I. Earl
                                            Chairman and Chief Executive Officer


                                            By: /s/ THOMAS AVALLONE
                                            ------------------------------------
                                            Thomas Avallone
                                            Executive Vice President, Chief
                                            Financial Officer and Chief
                                            Accounting Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Robert I. Earl, Thomas Avallone and/or Mark Helm to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of April, 2000.


     /s/            THOMAS AVALLONE                               /s/             ROBERT I. EARL
     --------------------------------------------------           --------------------------------------------------
                       Thomas Avallone                                              Robert I. Earl
                  EXECUTIVE VICE PRESIDENT                                CHAIRMAN OF THE BOARD OF DIRECTORS
                   CHIEF FINANCIAL OFFICER                                     CHIEF EXECUTIVE OFFICER
                          DIRECTOR                                                     DIRECTOR


     /s/              CLAUDIO GONZALEZ
     --------------------------------------------------           --------------------------------------------------
                      Claudio Gonzalez                                              Mark McCormack
                          DIRECTOR                                                     DIRECTOR


                                                                  /s/            MICHAEL L. TARNOPOL
     --------------------------------------------------           --------------------------------------------------
                        Ong Beng Seng                                            Michael L. Tarnopol
                          DIRECTOR                                                     DIRECTOR

PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
----------------------------------------------------
Index:                                                                     Page
------                                                                     ----

FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants..........................F-2
Consolidated Balance Sheets at December 27, 1998 and December 26, 1999......F-3
Consolidated Statements of Operations for the three years ended
   December 26, 1999........................................................F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and
   Comprehensive Income for the three years ended December 26, 1999.........F-5
Consolidated Statements of Cash Flows for the three years ended
   December 26, 1999........................................................F-6
Notes to Consolidated Financial Statements..........................F-7 to F-32


FINANCIAL STATEMENT SCHEDULES
For the three years ended December 26, 1999
II - Valuation and Qualifying Accounts

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Planet Hollywood International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Planet Hollywood International, Inc. and its subsidiaries at December 27, 1998 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on October 12, 1999, the Company and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company's continuing status under Chapter 11 and the absence of an effective plan of reorganization raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PRICEWATERHOUSECOOPERS LLP

April 3, 2000
Orlando, Florida

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 27,          DECEMBER 26,
                                                                                 1998                   1999
ASSETS                                                                        ------------          ------------
Current assets:
    Cash and cash equivalents..............................................     $  45,426              $ 14,143
    Accounts receivable, net of allowance of $2,122 and $3,760.............        16,740                 4,883
    Income taxes receivable................................................        12,308                    --
    Inventories............................................................        19,186                13,846
    Prepaid expenses and other assets......................................         6,271                 7,642
    Assets held for sale...................................................            --                30,000
                                                                                ---------                ------
         Total current assets..............................................        99,931                70,514
Restricted cash and cash equivalents.......................................        16,265                 5,403
Property and equipment, net................................................       281,115               129,639
Goodwill, net..............................................................        27,057                13,427
Other assets, net..........................................................        16,417                 4,290
Investment in affiliated entities..........................................        31,842                11,668
                                                                                ---------             ---------
         Total assets......................................................     $ 472,627             $ 234,941
                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
    Accounts payable.......................................................     $  35,111             $   7,415
    Accrued liabilities....................................................        29,672                21,107
    Notes payable - current................................................        25,326                   214
                                                                               ----------            ----------
         Total current liabilities not subject to compromise...............        90,109                28,736
Deferred rentals...........................................................        11,618                 7,059
Notes payable..............................................................       254,420                 1,648
Capital lease obligation...................................................         3,815                    --
Deferred credits...........................................................         6,350                 4,660
                                                                                ---------             ---------
         Total liabilities not subject to compromise.......................       366,312                42,103
Liabilities subject to compromise (Note 4).................................            --               304,671
Commitments and contingencies (Note 12)....................................
Minority interest..........................................................            --                 3,212
Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 25,000,000 shares
       authorized; none issued; preferences, limitations and
       rights to be established by the Board of Directors..................            --                    --
    Common stock - Class A voting, $.01 par value,
        250,000,000 shares authorized; 97,325,796 and 100,775,096
        issued and outstanding.............................................           974                 1,008
    Common stock - Class B non-voting, $.01 par value,
        25,000,000 shares authorized; 11,764,144 and 8,314,848 issued
        and outstanding....................................................           118                    84
    Capital in excess of par value.........................................       285,667               286,886
    Deferred compensation..................................................         (225)                    --
    Accumulated deficit....................................................     (177,288)             (398,358)
    Cumulative currency translation adjustments............................       (2,931)               (4,665)
                                                                              ----------            -----------
         Total stockholders' equity (deficit)..............................       106,315             (115,045)
                                                                                ---------             ---------
         Total liabilities and stockholders' equity (deficit)..............     $ 472,627             $ 234,941
                                                                                =========             =========

   The accompanying notes are an integral part of these financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Fiscal            Fiscal             Fiscal
                                                                   1997              1998               1999
                                                                   ----              ----               ----
REVENUES:
    Direct....................................................   $447,310           $367,296         $272,232
    Franchise.................................................     16,100             11,600              500
    Royalty and other.........................................     11,715              8,078            8,237
                                                                 --------            -------        ---------
                                                                  475,125            386,974          280,969
                                                                 --------            -------        ---------
COST AND EXPENSES:
    Cost of sales.............................................    119,449            110,874           76,564
    Operating expenses........................................    208,484            237,930          212,822
    General and administrative expenses.......................     54,683             64,548           44,465
    Preopening costs..........................................     18,868             10,384            1,842
    Depreciation and amortization.............................     19,957             25,024           19,104
    Restructuring and reorganization charges..................         --              6,925           16,029
    Accelerated compensation expense..........................         --              6,191               --
    Impairments of long lived assets..........................     48,699            125,843          104,684
                                                                 --------            -------          -------
                                                                  470,140            587,719          475,510
                                                                 --------            -------        ---------
Income (loss) from operations.................................      4,985           (200,745)        (194,541)
                                                                 --------            -------        ---------
NON-OPERATING EXPENSE (INCOME):
    Interest expense..........................................         --             25,822           27,628
    Interest income before reorganization.....................     (1,327)            (4,847)          (1,499)
    Equity in (income) loss of unconsolidated affiliates......     (6,900)            11,022            1,370
    Net loss on disposals of assets...........................         --                 --              918
                                                                 --------            -------        ---------
                                                                   (8,227)            31,997           28,417
                                                                 --------            -------        ---------
Income (loss) before minority interests.......................     13,212           (232,742)        (222,958)
Minority interests............................................         --                 --            1,888
                                                                 --------            -------        ---------
Income (loss) before provision for income taxes...............     13,212           (232,742)        (221,070)
Provision for income taxes....................................      4,954              5,206               --
                                                                 --------            -------        ---------
Income (loss) before cumulative effect of change in
   accounting principle.......................................      8,258           (237,948)        (221,070)
Cumulative effect of change in accounting for preopening
    costs (net of income taxes of $3,590).....................          --             5,984               --
                                                                 --------            -------        ---------
Net income (loss).............................................   $  8,258          $(243,932)       $(221,070)
                                                                 ========          ==========       ==========
EARNINGS PER SHARE:
    BASIC AND DILUTED:
       Income (loss) before accounting change.................   $    .08          $   (2.18)       $   (2.03)
       Cumulative effect of accounting change.................         --               (.06)              --
                                                                 --------          ----------       ----------
       Net income (loss)......................................   $    .08          $   (2.24)       $   (2.03)
                                                                 ========          ==========       ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
    BASIC.....................................................    108,465            109,073          109,091
                                                                  =======            =======          =======
    DILUTED...................................................    109,761            109,073          109,091
                                                                  =======            =======          =======

The accompanying notes are an integral part of these financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                        (DOLLARS AND SHARES IN THOUSANDS)


                                     Common            Common
                                      Stock             Stock
                                     Class A           Class B     Capital in   Compre-     Accum-
                                ---------------   ---------------   Excess of   hensive     ulated     Deferred
                                Shares   Amount   Shares   Amount   Par Value   Income      Deficit  Compensation
                                ------   ------   ------   ------   ---------   ------      -------  ------------
Balance at
   December 31, 1996.........   95,973     $960   11,547    $115    $252,695                $58,386      $(525)
Net income...................                                                    $8,258       8,258

Other comprehensive income:
   Currency translation
     adjustment..............                                                    (4,940)
                                                                                -------
Comprehensive income.........                                                    $3,318
                                                                                 ======
Celebrity restricted stock
   options and awards........                        218       3       5,959                            (3,800)
Proceeds from sale of stock..    1,087       11                       19,555
Exercise of stock options....      108        1                        1,163
Employee restricted stock
   awards....................                                                                              200
Retirement of employee
   restricted stock..........      (40)
                                 ------    ----     ----    ----       -----      -----        ----       -----

Balance at
   December 28, 1997.........   97,128      972   11,765     118     279,372                 66,644     (4,125)
Net loss.....................                                                 $(243,932)   (243,932)

Other comprehensive income:
   Currency translation
     adjustment..............                                                     1,509
                                                                             ----------
Comprehensive income (loss)..                                                 $(242,423)
                                                                              ==========
Stock issuance...............      190        2                        1,198
Celebrity restricted stock
   options and awards........                                          5,036                             3,700
Exercise of stock options....        8                                    61
Employee restricted stock
   awards....................                                                                              200
                                 ------    ----     ----    ----       -----      -----        ----       -----
Balance at
   December 27, 1998.........   97,326      974   11,765     118     285,667               (177,288)      (225)

Net loss.....................                                                 $(221,070)   (221,070)

Other comprehensive income:
   Currency translation
     adjustment..............                                                    (1,734)
                                                                              ----------
Comprehensive income (loss)..                                                 $(222,804)
                                                                              ==========
Conversion of Class B shares
   to Class A shares.........    3,449       34   (3,449)    (34)
Celebrity restricted stock
   options and awards........                                          1,219
Employee restricted
   stock awards..............                                                                              225
                               -------   ------    -----     ---    --------              ---------     ------
Balance at
   December 26, 1999.........  100,775   $1,008    8,316     $84    $286,886              $(398,358)     $  --
                               =======   ======    =====     ===    ========              =========      ======

                                 Cumulative
                                   Currency         Total
                                 Translation    Stockholders'
                                  Adjustment     Equity(Deficit)
                                  ----------     ---------------
Balance at
   December 31, 1996.........        $500     $312,131
Net income...................                   8,258

Other comprehensive income:
   Currency translation
     adjustment..............      (4,940)      (4,940)

Comprehensive income.........

Celebrity restricted stock
   options and awards........                   2,162
Proceeds from sale of stock..                  19,566
Exercise of stock options....                   1,164
Employee restricted stock
   awards....................                     200
Retirement of employee
   restricted stock..........
                                    -----        -----

Balance at
   December 28, 1997.........      (4,440)     338,541
Net loss.....................                (243,932)

Other comprehensive income:
   Currency translation
     adjustment..............       1,509        1,509

Comprehensive income (loss)..

Stock issuance...............                   1,200
Celebrity restricted stock
   options and awards........                   8,736
Exercise of stock options....                      61
Employee restricted stock
   awards....................                     200
                                    -----        -----
Balance at
   December 27, 1998.........      (2,931)     106,315

Net loss.....................                (221,070)

Other comprehensive income:
   Currency translation
     adjustment..............      (1,734)      (1,734)

Comprehensive income (loss)..

Conversion of Class B shares
   to Class A shares.........
Celebrity restricted stock
   options and awards........                   1,219
Employee restricted
   stock awards..............                     225
                                  -------
Balance at
   December 26, 1999.........     $(4,665)   $(115,045)
                                   =======    =========

The accompanying notes are an integral part of these financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              Fiscal        Fiscal       Fiscal
                                                                               1997          1998         1999
                                                                               ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................   $ 8,258      $(243,932)   $(221,070)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation.........................................................    18,173         22,129       15,792
     Amortization.........................................................    20,652          2,895        2,104
     Impairments of long lived assets.....................................    48,699        125,843      104,684
     Cumulative effect of change in accounting principle..................        --          5,984           --
     Amortization of discount on senior subordinated notes, debt
        issue costs and line of credit costs..............................        --          3,954        1,208
     Loss on disposals of assets..........................................        --             --          918
     Amortization of celebrity and employee restricted stock
        options and awards................................................     2,864          8,736        1,444
     Minority interests...................................................        --             --       (1,888)
     Equity in (income) loss of unconsolidated affiliates.................    (6,900)        11,022        1,370
     Changes in assets and liabilities:
       Accounts receivable................................................    (4,959)         9,015        9,881
       Income taxes receivable............................................        --        (12,308)      12,308
       Inventories........................................................   (22,008)        23,426        5,087
       Prepaid expenses and other assets..................................    (3,604)           811       (2,358)
       Preopening costs...................................................   (19,869)            --           --
       Deferred income taxes..............................................   (10,125)        20,032           --
       Accounts payable and accrued expenses..............................     4,780         (3,558)      31,327
       Deferred rentals...................................................       469            820         (511)
       Deferred credits...................................................    (1,950)        (8,800)      (1,690)
       Other, net.........................................................    (3,207)        (4,079)      (2,085)
                                                                            ---------     ----------    ---------
         Net cash provided by (used in) operating activities..............    31,273        (38,010)     (43,479)
                                                                            --------       ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment..................................  (120,033)      (105,819)     (22,151)
     Proceeds from sale of subsidiary interests...........................        --          2,250       19,404
     Purchase of restaurants from franchisees.............................    (8,083)        (2,521)          --
     Investment in affiliated entities....................................   (22,721)        (2,749)          --
     Proceeds from sales of assets........................................        --             --       23,789
     Other................................................................    (1,115)        (1,240)          --
                                                                          -----------    -----------  ----------
         Net cash provided by (used in) investing activities..............  (151,952)      (110,079)      21,042
                                                                          -----------      ---------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in restricted cash and investments.............................        --        (16,265)      10,862
    Proceeds from issuance of senior subordinated notes...................        --        250,000           --
    Proceeds from issuance of common stock................................    19,137             --           --
    Proceeds from exercise of options.....................................       891             61           --
    Minority interest contribution........................................        --             --        5,100
    Proceeds from issuance of notes payable...............................    63,028         34,809        1,070
    Deferred financing costs..............................................    (1,020)       (11,163)          --
    Repayments of notes payable...........................................      (883)       (73,003)     (25,813)
                                                                            ---------       --------     --------
         Net cash provided by (used in) financing activities..............    81,153        184,439       (8,781)
                                                                              ------        -------       -------
EFFECT OF EXCHANGE RATES ON CASH..........................................    (1,216)           (13)         (65)
                                                                              -------    -----------   ----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS......................................................   (40,742)        36,337      (31,283)
CASH AND CASH EQUIVALENTS AT BEGINNING PERIOD.............................    49,831          9,089       45,426
                                                                             -------       --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................   $ 9,089        $45,426      $14,143
                                                                             =======        =======      =======

The accompanying notes are an integral part of these financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Planet Hollywood International, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. The Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code (see Note 2).

         The Company has interests in various entities which are not majority owned or controlled. The Company uses the equity method to account for these interests (see Note 6).

         The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years ended December 28, 1997 , December 27, 1998 and December 26, 1999 are herein referred to as "fiscal 1997", "fiscal 1998" and "fiscal 1999", respectively. All years presented herein are 52 week years.

         DESCRIPTION OF BUSINESS

         The Company's primary business is to operate distinctive entertainment-oriented restaurants along with merchandise shops. The Company currently operates under the PLANET HOLLYWOOD, OFFICIAL ALL STAR CAFE, and COOL PLANET brands. Direct revenues in the accompanying financial statements include sales of food, beverage and merchandise.

         In July 1997, the Company entered into a venture with AMC Entertainment, Inc. to develop, own and operate "Planet Movies By AMC", an integrated moviegoing dining and retail concept. The Company funded approximately $5,700 in fiscal 1999 towards the construction of the "Planet Movies by AMC" complex in Columbus, Ohio, which opened in July, 1999. The Company owns 51% of the Ohio unit and, therefore, has consolidated its operations for fiscal 1999. The Company has no definitive plan for future development under this venture arrangement.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits, certificates of deposit and commercial paper. At December 26, 1999, the Company had $3,200 of cash restricted as to use as collateral for letters of credit and $2,200 of cash escrowed for bank guarantees. At December 27, 1998, the Company had $9,200 of cash restricted as to use as collateral for letters of credit and $7,000 of cash escrowed for the construction of the Company's New York Hotel project.

         INVENTORIES

         Inventories, consisting primarily of merchandise, are valued at the lower of cost (determined by the weighted average method) or market.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         PREOPENING COSTS

         The Company adopted statement of position (SOP) 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," in 1998. SOP 98-5 requires expensing as incurred all pre-opening costs that are not otherwise capitalizable as long-lived assets. As a result of the Company's adoption of SOP 98-5, the Company recognized a $6,000 charge for the cumulative effect of the change in accounting principle, net of related income tax effect of $3,600. The Company previously capitalized unit pre-opening expenses and amortized such amounts over the units' first year of operation.

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

         GOODWILL

         The excess of purchase price over the fair value of net tangible assets acquired is amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill at December 27, 1998 and December 26, 1999 was $4,100 and $3,000, respectively.

         IMPAIRMENT OF LONG LIVED ASSETS

         In the event that facts and circumstances indicate the carrying value of a long lived asset may be impaired, an evaluation of recoverability is performed by comparing the future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value is required (see Note 3).

         DEBT ISSUANCE COSTS

         Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the term of the related debt.

         REVENUE RECOGNITION

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

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         ADVERTISING AND PROMOTIONAL COSTS

         All costs associated with advertising and promoting the Company's brands are expensed in the period incurred. Advertising expense for fiscal 1997, 1998 and 1999 totaled $6,300, $7,500 and $4,000, respectively.

         INCOME TAXES

         Deferred taxes are provided for the tax effects of the differences between the carrying value of assets and liabilities for tax and financial reporting purposes. These differences relate primarily to differences in depreciable lives and amortization periods for property and equipment, deferred rentals, the timing of franchise revenue recognition, net operating losses, certain accrued expenses and reserves. Deferred tax assets and liabilities represent the future tax consequence of those differences. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         No provision is made for United States income taxes applicable to undistributed earnings of foreign subsidiaries or affiliates that are indefinitely reinvested in the foreign operations.

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of foreign operations are translated into United States dollars at the year-end rate of exchange. Revenue and expense accounts are translated at the average rate of exchange. Resulting translation adjustments are included in the caption "cumulative currency translation adjustments" as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

         EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         Common stock equivalents include 1,340 common shares from stock options and awards for fiscal 1997. Options to purchase 3 million shares of common stock were not included as common stock equivalents in fiscal 1997 because the option exercise price was greater than the average market price of the stock. Common stock equivalents have not been included in fiscal 1998 and 1999 per share calculations since the effect would be antidilutive.

         LEASES

         The Company has various non-cancelable operating lease agreements, primarily unit sites. Unit leases are established using a base amount and/or a percentage of sales. Certain of these leases provide for escalating lease payments over the terms of the leases. For financial statement purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, cash equivalents, receivables and accounts payable not subject to compromise approximate the fair value because of the short maturity of these instruments. The carrying value of notes payable not subject to compromise approximate fair value as interest rates vary with market interest rates. See Note 2 regarding the estimated fair value of liabilities subject to compromise.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the fiscal 1999 presentation.

2.       GOING CONCERN

         The Company incurred significant losses in fiscal 1998 and fiscal 1999 and the Company's revolving credit facility was terminated in December 1998. Further, the Company is in default of the payment terms of its $250 million 12% senior subordinated notes payable for failing to make scheduled interest payments due on April 1, 1999 and October 1, 1999.

         On October 12, 1999 (the "Petition Date"), the Company and twenty-five of its domestic operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. The Debtors' Chapter 11 cases resulted from a sequence of events stemming primarily from significant operating losses experienced in fiscal 1998 and fiscal 1999. These losses were primarily due to declines in same unit revenues, overall disappointing fiscal operating results, expenses due to the development of the now discontinued SOUND REPUBLIC concept, and losses from major concepts such as OFFICIAL ALL STAR CAFE and COOL PLANET.

         The Company attributes the decrease in revenues primarily to a decline in customer traffic resulting from increased competition in the theme dining industry and tourism in several retail markets. There has likewise been a decline of significant promotional and specialty retail sales by the Company. The restaurant and retail merchandising industry has been and continues to be affected by (a) intense competition; (b) changes in consumer tastes; (c) international, national, regional and local economic conditions; and (d) patterns in tourist travel, among other factors.

         On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250,000 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement and the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The amended plan, as modified by the Bankruptcy Court (the "Plan"), was confirmed by the Bankruptcy Court on January 21, 2000, but is not yet effective. The Plan provides that as a condition to the occurrence of the effective date of the Plan, certain actions and agreements necessary to implement the provisions of the Plan must have been effected, executed or duly provided for in a manner reasonably satisfactory to the Debtors and the Creditors' Committee. The Company has been negotiating the terms and provisions of several agreements required under the Plan. While the Company currently believes that such agreements are substantially in final form and that the effective date of the Plan will occur shortly, there can be no assurance that the Conditions to the occurrence of the effective date of the Plan will be satisfied or waived, or as to the timing thereof.

         The Plan proposes the satisfaction of the Company's $250,000 12% senior subordinated notes payable (the "Old Notes") plus accrued interest of $32,000 through the issuance of a combination of $47,500 in cash, $60,000 of new secured notes payable (the "PIK Notes"), and shares of newly issued Class A Common Stock ("New Class A Common Stock") equivalent to a 26.5% ownership of the reorganized Company. Other general and unsecured creditors whose claims are deemed impaired by the Plan receive a combination of cash and PIK Notes with an aggregate value approximately equal to that received by the holders of the Old Notes. The Plan also contemplates a $30,000 infusion of new equity by a group of investors organized by the Company's Chairman and Chief Executive Officer in exchange for approximately 70% of the equity of the reorganized Company in the form of Class B common stock ("New Class B Common Stock"), a debt facility in the form of newly issued Senior Secured Subordinated Notes (the "Notes") totaling $22,000, and up to a $15,000 secured working capital facility. The remaining 3.5% of the equity of the reorganized Company will be reserved for issuance to holders of the Notes as a loan commitment fee.

         The Plan also calls for the cancellation of all existing common stock interests and options to acquire such interests and all other equity securities in exchange for 200,000 newly issued warrants in the reorganized

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         Company to be provided to holders of existing common stock, provided that no distribution will be made to a holder of less than 5,450 shares. Each warrant will entitle the holder to purchase one share of the New Class A Common Stock at a price of $65.50 per share, exercisable within three years.

         For tax purposes, the discharge of the liabilities pursuant to a Chapter 11 proceeding will result in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards and tax credits, must be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property must be reduced by the amount of the excluded cancellation of debt income. It is estimated that after the reorganization, the Company will have approximately $100 million in net operating loss carryovers and $12 million of credit carryovers.

         In the event of the reorganization, it is anticipated that the Company will undergo an ownership change within the meaning of Section 382 of the Code. Consequently, the ability of the Company to use the net operating losses and credits will be subject to an annual limitation based on the product of the fair value of the Company immediately after reorganization multiplied by the federal long-term tax exempt bond rate.

         The Plan does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its historical basis of accounting. The following unaudited pro forma consolidated balance sheet as of December 26, 1999 was prepared to illustrate the estimated effects of the Plan and related financings as if they have occurred as of December 26, 1999.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        DECEMBER 26, 1999
                                                 ---------------------------------------------------------
                                                  AS REPORTED            ADJUSTMENTS             PRO FORMA
                                                  -----------            -----------             ---------
Current assets                                       $ 70,514              $ 30,000     (1)        $ 67,514
                                                                             22,000     (2)
                                                                            (47,500)    (3)
                                                                             (7,500)    (4)

Restricted cash and cash equivalents                    5,403                                         5,403
Property and equipment, net                           129,639                                       129,639
Goodwill, net                                          13,427                                        13,427
Other assets, net                                       4,290                 1,500     (2)           5,790
Investment in affiliated entities                      11,668                                        11,668
                                                      -------              ---------                -------
     Total assets                                    $234,941               $(1,500)               $233,441
                                                     ========               ========               ========

Liabilities not subject to compromise               $  42,103                                     $  42,103
Liabilities subject to compromise                     304,671              (275,414)    (3)              --
                                                                            (29,257)    (4)

Notes payable                                              --                22,000     (2)          84,153
                                                                             55,000     (3)
                                                                              5,200     (4)
                                                                              1,953     (4)
                                                      -------              ---------                -------
     Total liabilities                                346,774              (220,518)                126,256
                                                      -------              ---------                -------
Minority interest                                       3,212                                         3,212
Common stock                                            1,092                    70     (1)             100
                                                                                  3     (2)
                                                                                 27     (3)
                                                                             (1,092)    (5)
Capital in excess of par value                        286,886                29,930     (1)         330,734
                                                                              1,497     (2)
                                                                             11,330     (3)
                                                                              1,091     (5)
Warrants                                                                          1     (5)               1
Accumulated deficit                                  (398,358)              161,557     (3)        (222,197)
                                                                             14,604     (4)

Cumulative currency translation
    adjustments                                        (4,665)                                       (4,665)
                                                      -------              ---------                -------
-
     Stockholders' equity (deficit)                  (115,045)              219,018                 103,973
                                                     ---------            ----------               --------
     Total liabilities and stockholders'
         equity (deficit)                            $234,941             $  (1,500)               $233,441
                                                     ========             ==========               ========

Changes from the historical financial statements in the pro forma consolidated balance sheet consist of the following adjustments:

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(1) Cash of $30,000 is generated through the issuance of 7,000,000 shares of New Class B common stock in exchange for approximately 70% ownership of the reorganized Company.

(2) Cash of $22,000 is generated through the issuance of the Notes and 350,000 shares of New Class A Common Stock valued at $1,500 as a loan commitment fee.

(3) The Old Notes plus accrued interest totaling $275,400, net of deferred financing costs of $6,400, are paid through the issuance of a combination of $47,500 in cash, $60,000 of PIK Notes, and 2,650,000 shares of New Class A Common Stock equivalent to a 26.5% ownership of the reorganized Company, resulting in a gain on the forgiveness of indebtedness of $168,000. The PIK Notes are recorded at their estimated fair market value of $55,000.

(4) Remaining liabilities subject to compromise are paid through the issuance of $7,500 of cash, $2,000 of unsecured notes payable and $5,700 of PIK Notes, resulting in a gain on the forgiveness of indebtedness of $14,600. The PIK Notes are recorded at their estimated fair market value of $5,200.

(5) The existing shares of Class A and B Common Stock of the Company are cancelled in exchange for 200,000 newly issued warrants valued at $1. The common stock and capital in excess of par balances as of December 26, 1999 are reclassified to reflect the par value of newly issued common stock and the fair value of the warrants.

The Plan calls for the Company to implement a new business plan, which calls for a reduction in the number of operating locations worldwide, the sale or other disposition of secondary business ventures and a renewed concentration on management and improvement of the core PLANET HOLLYWOOD concepts. In fiscal 1998 and 1999, the Company completed the following steps toward its general reorganization and the fulfillment of the terms of the Plan:

    - Effected a number of lease terminations and settlement agreements for the resolution of lease termination claims, or the restructuring or other disposition of lease obligations.

    - Closed or sold certain Company owned PLANET HOLLYWOOD, COOL PLANET, OFFICIAL ALL STAR CAFE, and SOUND REPUBLIC units.

    -    Franchised or licensed certain Company owned PLANET HOLLYWOOD units.

    - Sold and leased back the Company's Orlando, Florida corporate office, land and warehouse facility.

    - Sold the Company's 20% ownership interest in the Hotel Pennsylvania and cancelled the related OFFICIAL ALL STAR CAFE license agreement.

    - Refocused on its core PLANET HOLLYWOOD operations by introducing a new menu, updating the look and appearance of the restaurants, launching a new merchandise strategy aimed at providing more fashion-oriented merchandise through the introduction of seasonal lines, and initiating a new marketing and public relations strategy aimed at delivering a fresh, exciting and consistent message to consumers.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3.       IMPAIRMENT OF LONG-LIVED ASSETS, RESTRUCTURING AND REORGANIZATION
         CHARGES

         The Company recorded charges totaling $48,700, $139,000 and $120,700 in fiscal 1997, 1998 and 1999, respectively, relating to the write-down of net assets associated with units closed, franchised or sold, the impairment of long lived assets, restructuring and severance costs, accelerated celebrity compensation costs and reorganization costs. The charges are as follows:

                                                              Official
                                                   Planet     All Star      Sound     Cool
         Fiscal 1999                              Hollywood     Cafe      Republic   Planet    Corporate      Total
         -----------                              ---------     ----      --------   ------    ---------      -----
         Write-down of net assets
         associated with closed, franchised
         or sold units..........................    $54,740       $284       $  --      $138     $32,269      $87,431

         Impairment of long lived assets .......     17,253         --          --        --          --       17,253
                                                    -------     ------     -------   -------     -------      -------
                                                     71,993        284          --       138      32,269      104,684
                                                    -------     ------     -------   -------     -------      -------

         Restructuring and
            reorganization costs:
              Lease termination costs for
                 units closed or not to be
                opened..........................      6,587      1,157        (505)      136          --        7,375
              Professional fees and other
                 reorganization costs...........         --         --          --        --       7,207        7,207
              Interest income during
                 reorganization period .........         --         --          --        --        (100)        (100)
              Other costs associated with
                 unit closings..................         --         --          --        --       1,547        1,547
                                                    -------     ------     -------   -------     -------      -------

         Total restructuring and
           reorganization costs.................      6,587      1,157        (505)      136       8,654       16,029
                                                    -------     ------     -------   -------     -------      -------
         Total fiscal 1999 charges..............    $78,580     $1,441       $(505)   $  274     $40,923     $120,713
                                                    =======     ======     ========  =======     =======     ========

         FISCAL 1998
         Impairment of long lived assets........    $33,492    $47,284     $37,133    $3,748      $4,186     $125,843

         Celebrity stock option expense.........         --      4,746       1,445        --          --        6,191
                                                    -------     ------     -------   -------     -------      -------
                                                     33,492     52,030      38,578     3,748       4,186      132,034
                                                    -------     ------     -------   -------     -------      -------

         Restructuring costs:
              Employee severance................         --         --          --        --       2,940        2,940

         Lease termination costs for units
           closed or not to be opened...........        700        300       2,480         --        505        3,985
                                                    -------     ------     -------   -------     -------      -------
         Total restructuring costs..............        700        300       2,480        --       3,445        6,925
                                                    =======    =======     =======    ======     =======     ========
         Total fiscal 1998 charges..............    $34,192    $52,330     $41,058    $3,748      $7,631     $138,959
                                                    =======    =======     =======    ======     =======     ========

         FISCAL 1997
         Impairment of long lived assets........    $25,200    $21,194     $    --    $   --      $2,305      $48,699
                                                    =======    =======     =======    ======     =======     ========

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         As a result of operating losses and projected future losses for certain of the Company's restaurant units and the Company's decision to focus its resources on the PLANET HOLLYWOOD concept, the Company recorded fiscal 1997, 1998, and 1999 impairment of long lived asset charges of $48,700, $125,800 and $17,300 respectively, relating to certain under-performing domestic and foreign PLANET HOLLYWOOD units as well as certain assets associated with the Company's OFFICIAL ALL STAR CAFE, COOL PLANET and SOUND REPUBLIC concepts. The Company considers continued and projected operating losses to be its primary indicators of potential impairment. An impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of the long lived assets. As a result, the carrying values of these assets were written down to their estimated fair values.

         PLANET HOLLYWOOD UNITS. During fiscal 1998, an impairment charge of $33,500 for PLANET HOLLYWOOD units was recorded as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying values of these assets. Lease termination costs totaling $700 were recorded for two locations. Also included in this amount was a charge for the Company's PLANET HOLLYWOOD Boston unit which was sold in 1999. During fiscal 1999, the Company closed sixteen Company owned PLANET HOLLYWOOD units resulting in net asset write-offs of $31,400. An additional impairment charge of $18,100 was recorded in fiscal 1999 for three units expected to be closed during fiscal 2000. The unit closings resulted in lease termination costs of $6,600 for fiscal 1999. In addition to the unit closings, the Company franchised three Company owned units and sold two Company owned units during 1999 in exchange for a nominal or no consideration. The franchise and sale transactions resulted in the Company recording net asset write-offs of $5,200. Subsequent to the end of fiscal 1999, the Company closed one additional unit.

         OFFICIAL ALL STAR CAFE UNITS. The OFFICIAL ALL STAR CAFE units were deemed impaired during fiscal 1998 due to the future undiscounted cash flows being insufficient to recover the related carrying values of these assets. Lease termination costs of $300 were recorded in fiscal 1998 for a site which will not be developed. As a result of the Company's decision to discontinue the funding of the expansion of this concept in 1998, the Company also recorded a $500 charge for the write-down of OFFICIAL ALL STAR CAFE trademark costs and a $4,700 charge was recorded to expense options granted to celebrities associated with the OFFICIAL ALL STAR CAFE units. During fiscal 1999, the Company7 closed or licensed certain Company owned units resulting in a net asset write-off of $300. The unit closings resulted in lease termination costs of $1,200 for fiscal 1999. Subsequent to the end of the fiscal 1999, the Company closed one unit and franchised one unit. The Company intends to sell, franchise, license or joint venture certain OFFICIAL ALL STAR CAFE units in the future.

         SOUND REPUBLIC UNITS. The Company opened its first SOUND REPUBLIC in the fall of fiscal 1998 in London, England and was constructing a second unit in New York City. As part of its decision to focus on the core PLANET HOLLYWOOD concept, the Company stopped the expansion of this concept. A $27,900 charge was recorded in fiscal 1998 for the impairment of the London unit based on continued and projected operating losses for the unit. An impairment charge of $9,000 was recorded in fiscal 1998 for the New York SOUND REPUBLIC site based on estimated proceeds from the sale of the assets under construction. During fiscal 1998, the Company also wrote off the trademark costs of $200 associated with this brand due to management's decision to exit the sites associated with this concept and $1,400 was recorded to expense options granted to celebrities associated with the SOUND REPUBLIC. During fiscal 1999, the Company sold its London, England SOUND REPUBLIC unit at a nominal sales price, resulting in a $1,600 gain on the sale. The Company also sold its investment in the New York City SOUND REPUBLIC

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         site resulting in a loss on the sale of approximately $2,100. The unit closing and site sale resulted in the net reversal of $500 of 1998 lease termination accruals in fiscal 1999.

         COOL PLANET UNITS. During the summer and fall of 1998, the Company opened its first three COOL PLANETS units in California. These ice cream and dessert units feature COOL PLANET ice cream products and a decor derived from the PLANET HOLLYWOOD units. During fiscal 1998, a charge of $1,900 was recorded to write-down the assets associated with these units. Additionally, the Company recorded an impairment of $1,800 for a prepaid celebrity promotional agreement associated with the COOL PLANET concept. During fiscal 1999, one Company owned COOL PLANET unit was closed resulting in an additional net asset write-off of $100. The unit closing resulted in lease termination costs of $100 for fiscal 1999.

         CORPORATE. In 1998, the Company's credit facility with SunTrust Bank, Central Florida, N.A. and other lenders was amended. The amendment required the Company to commence marketing its headquarters property in Orlando, Florida and its New York Times Square Hotel property. An impairment charge of $2,800 was recorded in fiscal 1998 on the headquarters property for the excess of the carrying value of the property over its fair value. During fiscal 1999, the Company sold its headquarters property for approximately $17,000. Immediately following the sale, the Company entered into a lease arrangement for the headquarters property with the purchaser for an annual lease payment of approximately $2,800 through 2014. The Company is currently in the process of selling its New York Times Square Hotel property. In conjunction with the Company's decision to postpone any further development of its concepts, the closing or planned closings of its units and the expected sale of the New York Times Square Hotel property, impairment charges of $1,400 and $32,300 were recorded in fiscal 1998 and 1999, respectively, for impaired goodwill and fixed assets, costs incurred for sites that will not be developed, and various memorabilia items.

         As part of its reorganization, the Company eliminated 60 and 48 positions in fiscal 1998 and 1999, respectively. Total costs paid to terminated employees in fiscal 1998 were approximately $1,400. Approximately $1,500 was accrued at December 27, 1998 for future severance payments and outplacement services to be provided to these employees. As a result of the terminations, the Company closed several satellite offices. Approximately $500 was recorded as a reserve for lease termination costs associated with these offices in fiscal 1998. Subsequent to December 26, 1999, the Company eliminated an additional 38 positions.

         In fiscal 1999, the Company incurred approximately $7,200 of legal and professional fees and other reorganization costs in connection with its restructuring and Chapter 11 filing. In addition, approximately $1,400 of other expenses were incurred related to the closing of the Company's units in fiscal 1999.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


A summary of restructuring cost activity during fiscal 1999 is as follows:

                                                                                Notes
                                                     Accrued at                payable                 Accrued at
                                                    December 27,     Paid      issued     Expensed    December 26,
                                                        1998         1999      in 1999      1999          1999
                                                        ----         ----      -------      ----          ----
         Restructuring Costs:
             Employee Severance                         $1,495      $1,495     $   --   $       --    $     --
             Lease termination costs for units
                closed or not to be opened               6,118       5,568        980        7,375       6,945
                                                         -----       -----        ---        -----       -----
                                                        $7,613      $7,063       $980       $7,375      $6,945
                                                        ======      ======       ====       ======      ======


4.       LIABILITIES SUBJECT TO COMPROMISE

         The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events.



                                                             December 26,
                                                                 1999
                                                                 ----
                  Accounts payable                             $ 14,168
                  Accrued expenses:
                      Interest                                   31,804
                      Taxes                                       1,003
                      Lease terminations                          6,945
                   Deferred credits                               4,000
                   Notes payable                                253,141
                   Deferred financing costs                      (6,390)
                                                             ----------
                                                               $304,671

         As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without bankruptcy court approval or until the effective date of the Plan. Contractual interest expense not recorded on the Old Notes totaled approximately $6,600 for the period from October 12, 1999 through December 26, 1999.

         Prior to the bankruptcy filing, the Company's debt included $250,000 of the Old Notes due on April 1, 2005 plus accrued interest of $31,800. Interest on these notes is payable semi-annually in arrears on April 1 and October 1 of each year. The Company was in default of the terms of this obligation due to the Company's failure to make both the April 1, 1999 and October 1, 1999 interest payments.


5.       PROPERTY AND EQUIPMENT
         The components of property and equipment are as follows:

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            December 27,         December 26,
                                                1998                 1999
                                                ----                 ----
         Leasehold improvements               $179,309             $105,837
         Furniture and equipment                52,940               35,731
         Memorabilia                            33,062               28,269
         Capital lease facility                  3,900                   --
         Construction in progress                2,426                  766
         Assets held for sale                   60,729                   --
                                              --------             --------
                                               332,366              170,603
         Less - accumulated depreciation       (51,251)             (40,964)
                                              --------             --------
                                              $281,115             $129,639
                                              ========             ========

         In May 1999, the Company sold a building and land related to a site under development for approximately $7,000, which approximated its carrying value at the time of sale.

         In June 1999, the Company sold its Orlando, Florida corporate office, land and warehouse facility for approximately $17,000, which approximated its carrying value at the time of sale. Immediately following the sale, the Company entered into a lease arrangement for the facilities with the purchaser for an annual lease payment of approximately $2,800 through 2014.

         In August 1999, the Company sold its investment in the New York SOUND REPUBLIC site resulting in a loss on the sale of approximately $2,100.

         In October 1999, the Company sold two PLANET HOLLYWOOD units in Canada for a nominal sales price resulting in a loss on the sale of approximately $500.

         In October 1999, the Company renegotiated the terms of its capital lease facility resulting in a lower monthly payment and a conversion of the lease into an operating lease. The capital lease assets of $3,500, net of the outstanding capital lease payable of $3,800, were written off resulting in a gain of $400.

         The Company is currently in the process of selling its New York Times Square Hotel retail unit property and expects to receive proceeds in fiscal 2000 of approximately $30,000 from the sale. In December 1999, the Company recorded an impairment charge of approximately $7,200 to reduce the carrying value of the property to the estimated sales proceeds.

         In October 1999, the Company sold its London, England SOUND REPUBLIC unit resulting in a gain of approximately $1,600.

6.       INVESTMENT IN UNCONSOLIDATED AFFILIATES

         The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. At December 26, 1999 these affiliated companies and the percentage interest held by the Company consist of PH Asia (50%), ECE (20%) and New York Hotel (20%).

         The Company owns a 50% equity interest in PH Asia, which operates and franchises PLANET HOLLYWOOD and OFFICIAL ALL STAR CAFE units in the Pacific Rim. The remaining interest in PH Asia is owned by an

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         entity controlled by a company in which a director and shareholder of the Company is a major shareholder. In 1999, PH Asia was recapitalized through the forgiveness of debt by the Company's joint venture partner and the forgiveness of approximately $5,400 of Company receivables due from PH Asia. The Company's rights and obligations under the joint venture agreement were altered as a result of the recapitalization.

         The Company owns a 20% equity interest in ECE, a Mexican company, which operates themed restaurant/retail units in Mexico, South America and the Caribbean. In January 1997, ECE issued 21,587,145 shares of common stock. The Company purchased 4,317,429 shares for $6,100 in order to retain its 20% equity interest in ECE.

         In September 1997, the Company entered into a venture to remodel and renovate the Hotel Pennsylvania in New York City. During 1997, the Company advanced the venture $9,600. The renovated hotel was originally expected to be branded the OFFICIAL ALL STAR HOTEL, and the Company was to receive royalties for the use of its OFFICIAL ALL STAR HOTEL trademark. In August 1999, the Company cancelled the related royalty agreement and sold its 20% ownership interest in the Hotel for approximately $17,400 resulting in a gain of approximately $5,800.

         In December 1997, the Company entered into a joint venture to construct a 50 story, 550 room movie themed hotel in New York City. The Company has funded $5,000 of its anticipated initial investment of $7,000. In addition to participation in the hotel's profits through its 20% equity interest in the joint venture, the Company expected to receive a license fee for the use of the PLANET HOLLYWOOD name and logo.

         In June 1998, the Company entered into a joint venture agreement with a related party for the sale and operation of the PLANET HOLLYWOOD unit in Zurich, Switzerland. The Company recorded a gain of $1,000 on the transaction and retained a 50% interest in the unit. In fiscal 1999, the unit was sold to a third party for $1,900 resulting in a gain of approximately $900.

         Condensed financial information for affiliated companies accounted for by the equity method is as follows:

                  Balance Sheet Data:                                          1998           1999
                  -------------------                                          ----           ----
                     Current assets                                         $  44,501       $ 21,428
                     Non-current assets                                       147,982         53,267
                                                                            ---------       --------
                     Total assets                                            $192,483        $74,695
                                                                             ========       ========

                     Current liabilities                                      $25,986       $ 16,409
                     Other liabilities                                        105,239         60,528
                     Stockholders' equity (deficit)                            61,258         (2,242)
                                                                             --------       ---------
                     Total liabilities and stockholders' equity (deficit)    $192,483        $74,695
                                                                             ========        =======

                  Operating Data:                                1997          1998            1999
                  ---------------                                ----          ----            ----
                     Revenue                                   $115,938      $154,461       $114,467
                     Operating income (loss)                     32,996        21,244        (38,793)
                     Net income (loss)                           21,492       (27,284)       (42,740)
                     Company's interest in net income (loss)      6,900       (11,022)        (1,370)

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


7.       ACCRUED EXPENSES
         Accrued expenses are summarized as follows:

                                                      December 27,          December 26,
                                                          1998                  1999
                                                          ----                  ----
         Accrued interest                                $ 7,690              $31,804
         Accrued rent                                      2,195                  799
         Accrued payroll and related benefits              3,797                6,470
         Accrued restructuring costs (Note 3)              7,613                6,945
         Accrued reorganization costs                         --                3,600
         Accrued insurance                                 4,845                1,739
         Accrued taxes                                        --                1,807
         Other                                             3,532                7,695
                                                        --------             --------
                                                          29,672               60,859
         Accrued expenses included in
            liabilities subject to compromise                 --              (39,752)
                                                         -------             --------
                                                         $29,672             $ 21,107
                                                         =======             ========

         See Note 4 for accrued liabilities included in liabilities subject to compromise at December 26, 1999.

8.       NOTES PAYABLE

         Notes payable are summarized as follows:

                                                      December 27,          December 26,
                                                          1998                  1999
                                                          ----                  ----
         12% senior subordinated
            notes due 2005                              $250,000             $250,000
         Lease facility note                              25,000                   --
         Capital lease payable                             3,845                   --
         Other notes payable                               4,907                5,003
                                                        --------             --------
                                                         283,752              255,003
         Less current portion                            (25,517)                (214)
         Notes payable included in
            liabilities subject to compromise                 --             (253,141)
                                                        --------           ----------
                                                        $258,235           $    1,648
                                                        ========           ==========

         In September 1997, the Company replaced its existing $50,000 credit facility with a $155,000 multi-currency long-term credit facility with a consortium of financial institutions. The facility consisted of a $100,000 revolving credit facility and a $20,000 long-term loan facility. In March 1998, this was replaced concurrent with the notes offering, with a $65,000 multi-currency revolving credit facility and a $35,000 LIBOR-based leveraged lease facility. Interest rates were variable, with either prime or LIBOR indexes.

         In December 1998, the Company amended the existing $65,000 multi-currency revolving credit facility and $35,000 LIBOR-based leveraged lease facility with SunTrust Bank, Central Florida, N.A. and other lenders. The revolving credit portion of the old credit facility was terminated and the new credit facility provided for a $35,000 LIBOR-based leveraged lease facility and up to $2,000 coverage under an interest rate swap arrangement, which provided hedging against interest rate movements under the leveraged lease

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         facility. All outstanding borrowings under these facilities were paid in full in fiscal 1999 and the facilities were terminated.

         In March 1998, the Company issued $250,000 12% senior subordinated notes due in 2005. These notes are included in liabilities subject to compromise at December 26, 1999 (see Note 4).

         In October 1999, the Company renegotiated its capital lease facility resulting in its conversion into an operating lease (see Note 5).

         During fiscal 1997, 1998 and 1999, approximately $2,600 and $30,000, and $27,400 respectively, was charged to interest expense and approximately $2,600, $4,900 and $800 in fiscal 1997, 1998 and 1999, respectively, of interest was capitalized.

         Aggregate principal amounts not subject to compromise maturing in each of the five fiscal years subsequent to fiscal 1999 and thereafter are summarized as follows:

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                  Fiscal
                  ------
                  2000                                  $214
                  2001                                   232
                  2002                                   251
                  2003                                   273
                  2004                                   295
                  Thereafter                             597

9.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         In April 1997, the Company issued 1,087,000 shares of Class A Common Stock to an investor in conjunction with the consummation of a franchise agreement with the investor. Approximately $19,600 was received for the shares issued.

         In January 1997, the Company issued 218,438 shares of Restricted Class B Common Stock to certain celebrities. The shares were valued at their estimated market value totaling $4,000. Deferred compensation expense has been reflected as a reduction of stockholders' equity and was being amortized over the period benefited. The deferred compensation expense was accelerated in fiscal 1998 for certain celebrities associated with the OFFICIAL ALL STAR CAFE concept (see Note 3).

         In April 1998, the Company issued 190,476 unregistered shares of Class A Common Stock to consultants retained to assist the Company with relations and promotions in the entertainment industry. The shares were valued at their estimated discounted market value totaling $1,200 and recorded as prepaid promotional services. These prepaid services were amortized over one year.

         STOCK OPTIONS

         During 1995, the Board of Directors adopted the 1995 Stock Option Award and Incentive Plan ("1995 Stock Plan"). The 1995 Stock Plan provided for up to 4,000,000 shares of Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Stock Plan was amended to provide for 5,000,000 shares of Class A common stock to be available. In May 1997, the 1995 Stock Plan was amended to provide for 6,000,000 shares of Class A common stock to be available. In October 1998, the 1995 stock Plan was amended to provide for 7,000,000 shares of Class A common stock to be available. Under the 1995 Stock Plan, options and/or stock appreciation rights may be granted to officers and employees of the Company, and certain of the Company's independent contractors, to purchase Class A common stock. During 1997 and 1998, options to purchase 839,800 and 8,157,379 shares, respectively, of Class A common stock were granted under the 1995 Stock Plan at the estimated fair market value at the date of grant. No options were granted during fiscal 1999. The options granted vest and are exercisable over a period of four years and expire five years from the date of grant. In December 1998, the Company canceled 5,104,694 options with an average exercise price of $11.80 and granted new options to the same individuals with an exercise price of $2.50.

         During 1995, the Board of Directors adopted the 1995 Celebrity Stock Option Award and Incentive Plan ("1995 Celebrity Plan"). The 1995 Celebrity Plan provided for up to 4,000,000 shares of the Class A

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Celebrity Plan was amended to provide for 6,000,000 shares of Class A Common Stock to be available. During fiscal 1997 and 1998, options to purchase 1,895,000 and 951,166 shares, respectively, of Class A common stock were granted under the 1995 Celebrity Plan at the estimated fair market value at the date of grant. No options were granted during fiscal 1999. In February 1998, the Company reset the exercise price of 400,000 options with an average exercise price of $16.14 to $7.50. In December 1998, the Company cancelled options to purchase 48,333 shares with an average exercise price of $12.54 and granted new options to the same celebrities with an exercise price of $2.50. These options vest and are exercisable over a period of four years and expire five years from the date of grant. During fiscal 1997, 1998 and 1999 approximately $2,100, $3,000 and $1,400, respectively, was charged to expense relating to the grants.

         All stock options outstanding will be cancelled as of the effective date of the Plan (see Note 2). The following disclosure information reflects stock option information relevant to fiscal 1997 and 1998 prior to the cancellation of the stock options. No options were granted or exercised during fiscal 1999.

                                                              Employee Plan                   Celebrity Plan
                                                       -----------------------------   ---------------------
                                                        Number       Weighted Avg.      Number     Weighted Avg.
                                                       Of Shares     Option Price      Of Shares    Option Price
                                                       ---------     ------------      ---------    ------------
         Outstanding at December 29, 1996               3,741,315      $16.34          4,095,000         $12.40
         Exercisable at December 29, 1996                      --       --
         Available for grant at December 29, 1996       1,258,685                      1,905,000
         Granted during 1997                              839,800       18.11            180,000          16.28
         Cancelled                                       (649,343)      17.00           (796,334)         17.64
         Exercised                                        (77,297)       8.40            (30,666)          7.88
                                                      ------------                   ------------
         Outstanding at December 28, 1997               3,854,475       16.76          3,448,000          10.55
         Exercisable at December 28, 1997                 237,801                      1,082,655
         Granted during 1998                            8,157,379        5.33            951,166           8.62
         Canceled                                      (7,255,076)      11.00            (48,999)         12.54
         Exercised                                         (7,794)       7.86                 --
                                                     -------------                --------------
         Outstanding at December 27, 1998               4,748,984        5.73          4,350,167           9.35

         Exercisable at December 27, 1998                 216,689                      2,227,992
         Available for grant at December 27, 1998       1,725,346                      1,619,167

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         The following tables summarize the stock options outstanding at December 27, 1998:

                                                                                              Weighted
               Employees                      Number               Weighted-Average            Average
           Range of Exercise              Outstanding at               Remaining              Exercise
                Prices                   December 27, 1998         Contractual Life             Price
         ---------------------           -----------------         ----------------          --------
                     $  2.50                  3,140,920                   4.96                $    2.50
         $  7.50     $  7.94                    939,509                   3.15                $    7.62
         $ 14.00     $ 15.00                     68,555                   2.28                 $  14.73
                     $ 17.00                    160,000                   3.20                 $  17.00
         $ 19.00     $ 21.63                    440,000                   1.19                 $  19.25


                                                                                              Weighted
              Celebrities                     Number               Weighted-Average            Average
           Range of Exercise              Outstanding at               Remaining              Exercise
                Prices                   December 27, 1998         Contractual Life             Price
         ---------------------           -----------------         ----------------          --------
                    $   2.50                     48,333                   4.96                 $   2.50
         $  7.50    $   7.88                  2,891,334                   2.11                 $   7.79
                    $   9.00                    502,500                   4.13                 $   9.00
         $ 14.00     $ 15.00                    838,000                   2.24                  $ 14.23
         $ 19.00     $ 24.00                     70,000                   3.24                  $ 22.57

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the 1995 Stock Plan. Had compensation cost for the 1995 Stock Plan been determined based on the fair value at the date of grant for awards consistent with the provisions of FAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                                                         Fiscal             Fiscal
                                                                           1997              1998
                                                                         -------          ---------
         Net income (loss) - as reported                                  $8,258          $(243,932)
         Net income (loss) - pro forma                                     4,852           (247,667)
         Basic and diluted earnings (loss) per share - as reported           .08              (2.24)
         Basic and diluted earnings (loss) per share - pro forma             .04              (2.27)

         The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 35% in fiscal 1997 and 60% in fiscal 1998; risk free interest rates of 5.70% in fiscal 1997 and 5.06% in fiscal 1998; and expected lives of 4 years for fiscal 1997 and 5 years for fiscal 1998. The weighted-average fair value of options granted during the year was $6.32 for fiscal 1997 and 1.73 for fiscal 1998. No options were granted in fiscal 1999.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


10.      FRANCHISE REVENUES

         The Company has an agreement with PH Asia, whereby PH Asia was granted the right to license the PLANET HOLLYWOOD name and rights within a number of countries, primarily in the Pacific Rim. The agreement provided that PH Asia would pay continuing royalty fees and, for certain territories, PH Asia and the Company would share initial franchise fees.

         During 1995, the Company entered into a franchise agreement with ECE, an affiliated company, which allows ECE to develop and operate PLANET HOLLYWOOD units and OFFICIAL ALL STAR CAFE units in Mexico, South America, Spain and the Caribbean. ECE pays continuing royalty fees as defined in the agreement.

         In December 1995, the Company terminated a site franchise agreement of an existing franchisee and purchased the franchise rights to four undeveloped locations. The Company assumed certain liabilities and lease obligations relating to the four undeveloped locations. In consideration for the franchise rights, the Company agreed to pay the seller an amount equal to a multiple of each unit's first year profits less the costs to develop and open the site, as defined. The franchisee forfeited the nonrefundable initial franchise fees of $2,000 each for the four sites. During 1997, the Company recognized non-refundable franchise fees for two of the sites as no consideration was required to be paid to the seller under the terms of the purchase agreement. In fiscal 1999, the franchisee filed suit against the Company claiming that it owed significant additional amounts under the purchase agreement. In January, 2000, the Company entered into a $7,000 settlement arrangement with the franchisee. The balance of this settlement is subject to compromise under the bankruptcy filing. In connection with this settlement, the Company has included $4,000 of deferred credits in liabilities subject to compromise (see Note 4).

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

         The number of franchised units open in fiscal 1997, 1998 and 1999 were 34, 38 and 36 respectively.


11.      INCOME TAXES

         The sources of income (loss) before income taxes are presented as follows:

                                         Fiscal       Fiscal          Fiscal
                                          1997         1998            1999
                                          ----         ----            ----
         United States                  $15,529     $(157,929)      $(178,178)
         Foreign                         (2,317)      (74,813)        (42,892)
                                        -------     ----------      ----------
         Income (loss) before taxes     $13,212     $(232,742)      $(221,070)
                                        =======     ==========      ==========

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         The income tax provision (benefit) consists of the following:

                                                       Fiscal           Fiscal             Fiscal
                                                        1997             1998               1999
                                                        ----             ----               ----
         Current:
                  Federal                              $ 9,927        $(16,153)         $     --
                  State and local                        1,777            (432)               --
                  Foreign                                3,375           1,759                --
                                                         -----           -----            ------
                                                       $15,079        $(14,826)         $     --
                                                       -------       =========          ========
         Deferred:
                  Federal                               (7,499)         14,026                --
                  State and local                         (337)            127                --
                  Foreign                               (2,289)          2,289                --
                                                        -------          -----           -------
                                                       (10,125)         16,442                --
                                                       --------         ------         ---------

                                                      $  4,954         $ 1,616          $     --
                                                      ========         =======          ========

         In 1997, 1998 and 1999, the Company recognized $800, $200 and $32, respectively, of benefits for deductions from the exercise of employee stock options and the vesting of certain celebrity restricted stock awards. The benefits were recorded directly to capital in excess of par and are not reflected in the provision for income taxes.

         Income tax expense included in the financial statements is as follows:

                                                        Fiscal          Fiscal             Fiscal
                                                         1997            1998               1999
                                                         ----            ----               ----
         Continuing operations                          $4,954          $5,206            $   --
         Change in accounting principle                  --             (3,590)               --
                                                        ------          ------           -------
                                                        $4,954          $1,616            $   --
                                                        ======          ======            ======

         Deferred income taxes were recorded to reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes for December 28, 1997, December 27, 1998 and December 26, 1999.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                      December 27,             December 26,
                                                                          1998                     1999
                                                                          ----                     ----
         Deferred tax assets:
                  Preopening costs                                       $ 10,752                  $ 7,814
                  Fixed assets                                             33,889                   23,672
                  Deferred credits                                          3,186                    4,265
                  Accrued expenses & reserves                               6,514                    8,387
                  Inventory                                                 3,500                    2,768
                  Deferred rental expense                                   4,419                    2,424
                  Deferred compensation                                     3,088                    4,116
                  Net operating loss carryforwards                         11,375                   86,687
                  Capital loss carryforward                                    --                    5,600
                  Tax credit carryforwards                                 11,190                   12,190
                  Other                                                       125                      799
                                                                         --------                 --------
                                                                           88,038                  158,722
                  Valuation Allowance                                     (88,038)                (158,722)
                                                                          --------                ---------

         Deferred tax liabilities                                              --                       --

                  Net deferred tax assets                           $          --            $          --
                                                                    =============            =============

         The valuation allowances of $88,000 for 1998 and $159,000 for 1999 were established for all deferred tax assets due to the uncertainty of sufficient taxable income in the future to utilize the deductible temporary differences and carryforwards. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         Reconciliation of the income tax provision to the tax provision computed by applying the federal statutory tax rate is as follows:

                                                                       Fiscal         Fiscal           Fiscal
                                                                        1997           1998             1999
                                                                        ----           ----             ----
         Federal statutory tax                                         $4,624         $(81,460)      $(77,375)
         Nondeductible expenses                                           252              225          3,026
         Tax (benefit) of foreign operations                             (772)           3,808          2,202
         State and local income taxes, net of federal tax benefit         936             (198)             5
         Valuation allowance                                               --           82,831         72,142
         Tax credits                                                     (857)              --             --
         Other                                                            771               --             --
                                                                       ------           ------      ---------
         Total tax expense                                             $4,954           $5,206      $      --
                                                                       ======           ======      =========

         The amount of domestic net operating loss carryforwards at December 26, 1999 was $185,400. Of this amount, $4,300 was generated by certain subsidiaries prior to their acquisition and have expiration dates through the fiscal year 2011. The use of pre-acquisition operating loss carryforwards is subject to

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         limitations imposed by the Internal Revenue Code. The remaining net operating loss of $181,100 will expire in 2018 and 2019.

         The amount of foreign tax credit carryforwards at December 26, 1999 total $5,000 which expire between 2001 and 2004. General business tax credit carryforwards total $5,300 and expire between 2010 and 2019. Alternative minimum tax credit carryforwards total $1,900 and carry forward indefinitely.

         The domestic net operating loss and tax credit carryforwards will be subject both to reduction as a result of the cancellation of debt income and limitations on utilization as a result of the anticipated change of ownership for tax purposes of the Company (see Note 2).

         The amount of foreign net operating loss carryforwards at December 26, 1999 was $57,000, of which $48,000 have no expiration date and $9,000 expire between 2002 and 2009.

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


12.      COMMITMENTS AND CONTINGENCIES

         LEASES

         Future minimum lease payments under the terms of operating lease agreements at December 26, 1999 are as follows (actual dollars):

                  2000                                        $32,058
                  2001                                         32,406
                  2002                                         32,661
                  2003                                         32,509
                  2004                                         32,234
                  Thereafter                                  411,332

         Rent expense approximated $44,600, $49,200 and $44,500 for fiscal 1997, 1998 and 1999, respectively. Rent expense for the Company's corporate headquarters building is offset by $400 of sublease rentals in fiscal 1999. Included in fiscal 1997, 1998 and 1999 rent expense is approximately $8,600, $7,300 and $3,000, respectively, of contingent rental payments.

         LITIGATION

         The Company and its subsidiaries are potential and named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         liability, to the extend not provided for through insurance or otherwise, will not have a material adverse effect on the consolidated financial statements of the Company.

         As a result of the Chapter 11 filing, all actions under these litigation matters have been stayed and jurisdiction over the resolution of these matters has been transferred to the Bankruptcy Court. Claimants against the Company in these matters are treated as unsecured creditors.

13.      RELATED PARTY TRANSACTIONS

         During 1995, a company that is controlled by a director and stockholder of the Company bought the franchise rights to develop one PLANET HOLLYWOOD unit in the Philippines for $2,000. The site opened in 1997 and the franchise fee was recognized by the Company.

         In fiscal 1997, the Company paid approximately $1,000 in investment banking fees for services rendered by a firm which a director of the Company is also a member of that firm's board of directors.

         During fiscal 1998, the Company entered into three arrangements with a franchisee and Company shareholder relating to the formation and operation of three corporations to be owned equally by the Company and franchisee/shareholder. The corporations were to own and operate PLANET HOLLYWOOD units in Tokyo and Zurich and an OFFICIAL ALL STAR CAFE unit in London. The Company received $4,300 in cash and a note receivable for $1,000 from the sale of the Company's 50% interests in the corporations during fiscal 1998. The Company has suspended any development of a restaurant in London. The Company and its joint venture partner sold the Zurich PLANET HOLLYWOOD unit in 1999 (see Note
         6). In addition, the Company wrote off $1,500 of franchisee receivables from this franchisee.

         During fiscal 1999, the Company wrote off $2,300 of franchise receivables due from ECE, a Mexican company in which the Company has a 20% interest. A director of the Company is a significant shareholder in ECE..

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

14.      OTHER FINANCIAL DATA

         GEOGRAPHIC SEGMENT DATA

         Condensed financial information, summarized by geographic area, is as follows:

                                                United                        Other
                                                States        Europe          Areas           Corporate(1)    Total
                                                ------        ------          -----           ------------    -----
         Revenues                    1999     $199,588         $72,231          $9,150      $        --      $280,969
                                     1998      280,325          92,459          14,190               --       386,974
                                     1997      355,641         103,083          16,401               --       475,125

         Operating Income (Loss)     1999    $(190,100)       $(24,017)        $(6,953)     $        --     $(221,070)
                                     1998     (150,551)        (44,110)         (6,084)              --      (200,745)
                                     1997       11,272          (6,834)            547               --         4,985

         Identifiable Assets         1999     $186,869         $42,794       $      --          $11,668      $241,331
                                     1998      340,606          92,344           7,835           31,842       472,627
                                     1997      363,682          90,851          10,622           40,404       505,559

         (1) Corporate assets include investment in unconsolidated affiliates.

         DIRECT REVENUES AND COST OF SALES

         Direct revenues and cost of sales are summarized as follows:

                                                            Fiscal           Fiscal            Fiscal
                                                             1997              1998             1999
                                                             ----              ----             ----
         Direct revenues
              Food and beverage                              $273,345         $259,644          $203,568
              Merchandise                                     173,965          107,652            64,799
              Movies                                               --               --             3,865
                                                             --------         --------          --------
                                                             $447,310         $367,296          $272,232
                                                             ========         ========          ========

         Cost of sales:
             Food and beverage                               $ 61,930         $ 61,474          $ 51,932
             Merchandise                                       57,519           49,400            22,589
             Movies                                                --               --             2,043
                                                             --------         --------           -------
                                                             $119,449         $110,874           $76,564
                                                             ========         ========           =======

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       FISCAL           FISCAL            FISCAL
                                                                        1997              1998             1999
                                                                        ----              ----             ----
         SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
         AND INVESTING ACTIVITIES:
         Reduction of property and equipment and
            accounts payable for landlord construction
            allowances                                              $       --         $      --       $   1,785

         Reclassification of liabilities subject to compromise              --                --         304,671

         Accounts payable relieved in asset disposal
            transactions                                                    --                --           5,178

         Additions to property and equipment,
            construction in process and other assets
            included in accounts payable and accrued
            expenses                                                     9,459             1,314              --

         Capital lease                                                      --                --           3,815

         Receivable exchanged for stock in an affiliate                    770               329              --

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

            Cash paid for interest,
            net of amount capitalized                                       --            18,464           1,038

            Cash paid for income taxes                                  14,848             1,903              --

16.      QUARTERLY DATA (UNAUDITED)

         Summarized quarterly data for 1998 and 1999 are as follows:

                                                                    Fiscal 1998 - Quarters Ended
                                                   ----------------------------------------------------------------
                                                    Mar. 29      June 28        Sep. 27        Dec. 27       Total
                                                    -------      -------        -------        -------       -----
         Revenues                                   $96,532      $105,112       $110,261        $75,069    $386,974
         Income (loss) from operations                2,390         3,478       (10,422)      (196,191)   (200,745)
         Income (loss) before provision
            for income taxes                          2,608       (1,978)       (16,152)      (217,220)   (232,742)
         Income (loss) before
            cumulative effect                         1,630       (1,236)       (10,095)      (228,247)   (237,948)
         Net loss                                   (4,354)       (1,236)       (10,095)      (228,247)   (243,932)
         Basic and diluted EPS - net income
            (loss) before cumulative effect        $   0.02       $(0.01)        $(0.09)        $(2.09)     $(2.18)
         Basic and diluted EPS-net loss             $(0.04)       $(0.01)        $(0.09)        $(2.09)     $(2.24)

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         In the fourth quarter of 1998, the Company recorded charges totaling $139,000 for asset impairments, restructuring and severance costs, and accelerated celebrity options expense (see Note 3). In addition to these charges, the Company recorded a $3,800 reserve for franchisee receivables due to continued financial difficulties of certain of the Company's franchisees. The Company also recorded a $6,000 reserve for discontinued and obsolete inventory items as a result of the Company's launch of a new merchandising strategy. The Company also recorded losses of $8,600 from its equity investment in unconsolidated affiliates in the fourth quarter of fiscal 1998 as a result of asset impairments and operating losses recorded by these entities in the fourth quarter.

                                                                      Fiscal 1999 - Quarters Ended
                                                   ----------------------------------------------------------------
                                                   Mar. 28         June 27     Sept. 26      Dec. 26        Total
                                                   -------         -------     --------      -------        -----
         Revenues                                  $75,028        $76,647      $80,441      $48,853        $280,969
         Loss from operations                      (25,999)       (18,914)     (91,314)     (58,314)       (194,541)
         Net loss                                  (34,722)       (28,166)     (96,028)     (62,154)       (221,070)
         Basic and diluted EPS-net loss            $ (0.32)        $(0.26)      $(0.88)      $(0.57)         $(2.03)


         In the fourth quarter of fiscal 1999, the Company recorded charges totaling approximately $24,400. The charges consist of approximately $12,900 for asset impairments (see Note 3), $7,200 for the write-down of the New York Times Square Hotel retail unit property (see Note 5), $3,700 for the write-down of memorabilia installation costs associated with closed units (see Note 3) and approximately $600 of other write-offs related to closed, franchised or sold units. The Company also recorded fourth quarter charges totaling approximately $2,400 against the Company's investment in ECE as a result of losses incurred by ECE in the fourth quarter of fiscal 1999 (see Note 6). Additionally, charges of approximately $4,800 related to the accrual of closed unit lease rejection claims were recorded in the fourth quarter of 1999 (see
         Note 3).

                      Planet Hollywood International, Inc.
      Financial Statement Schedule II -- Valuation and qualifying accounts




                                                                                             ADDITIONS
                                                  BALANCE BEGINNING OF          CHARGED TO                CHARGED TO
                                                         PERIOD             COSTS AND EXPENSES          OTHER ACCOUNTS
    ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
         Fiscal 1997                                      $ --                  $1,500,000                   $ --
         Fiscal 1998                                   $1,500,000               $3,756,000                   $ --
         Fiscal 1999                                   $2,122,000               $8,075,000                   $ --
------------------------------------------------- ---------------------- ------------------------- -------------------------



                                   BALANCE
        DEDUCTIONS              END OF PERIOD
           $ --                   $1,500,000
      $3,134,000 (1)              $2,122,000
       $6,437,000(1)              $3,760,000
 -------------------------- -----------------------

(1)  Represents the write-off of specific accounts receivable in 1998 and 1999.