Form 10-Q
period 2000-03-27
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2000-05-10
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000
OR

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

         As of April 28, 2000, there were approximately 100,775,096 shares of the registrant's Class A voting Common Stock outstanding and approximately 8,314,848 shares of the registrant's Class B non-voting Common Stock outstanding.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                      INDEX


Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets - March 26, 2000
                     and December 26, 1999........................................................................1

                     Condensed Consolidated Statements of Operations - Thirteen
                     Weeks ended March 26, 2000 and March 28, 1999................................................2

                     Condensed Consolidated Statements of Cash Flows  - Thirteen
                     Weeks ended March 26, 2000 and March 28, 1999................................................3

                     Condensed Consolidated Statements of Changes in
                     Stockholders' Deficit - Thirteen Weeks ended March 26, 2000 and fiscal year ended December 26, 1999......................................................4

                     Notes to Condensed Consolidated Financial Statements.........................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................................................11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................19



Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................20

         Item 3.  Default Upon Senior Securities.................................................................20

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20



SIGNATURES.......................................................................................................21


                         PART I - FINANCIAL INFORMATION

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       STATED IN THOUSANDS OF U.S. DOLLARS


                                                                                MARCH 26,
                                                                                  2000              DECEMBER 26,
                                                                               (UNAUDITED)              1999
ASSETS
Current assets:
    Cash and cash equivalents..............................................     $  10,396             $  14,143
    Accounts receivable, net...............................................         3,219                 4,883
    Inventories............................................................        12,775                13,846
    Prepaid expenses and other assets......................................         8,662                 7,642
    Assets held for sale...................................................        30,000                30,000
                                                                                 --------              --------
         Total current assets..............................................        65,052                70,514
Restricted cash and cash equivalents.......................................         3,910                 5,403
Property and equipment, net................................................       126,651               129,639
Goodwill, net..............................................................        13,192                13,427
Other assets, net..........................................................         4,183                 4,290
Investment in affiliated entities..........................................        10,766                11,668
                                                                                  -------             ---------
         Total assets......................................................      $223,754              $234,941
                                                                                 ========              ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities not subject to compromise:
    Accounts payable and accrued liabilities...............................      $ 30,002               $28,522
    Notes payable - current................................................           280                   214
                                                                               ----------             ---------
         Total current liabilities not subject to compromise...............        30,282                28,736
Deferred rentals...........................................................         7,089                 7,059
Notes payable..............................................................         1,648                 1,648
Deferred credits...........................................................         6,074                 4,660
                                                                                ---------             ---------
         Total liabilities not subject to compromise.......................        45,093                42,103
Liabilities subject to compromise..........................................       304,977               304,671
Minority interest..........................................................         2,567                 3,212
Stockholders' deficit:
    Common stock - Class A.................................................         1,008                 1,008
    Common stock - Class B.................................................            84                    84
    Capital in excess of par value.........................................       287,036               286,886
    Accumulated deficit....................................................      (411,672)             (398,358)
    Accumulated translation adjustment.....................................        (5,339)               (4,665)
                                                                               -----------           -----------
Total stockholders' deficit................................................      (128,883)             (115,045)
                                                                                 ---------             ---------
Total liabilities and stockholders' deficit................................      $223,754              $234,941
                                                                                 ========              ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS


                                                                             Thirteen Weeks Ended
                                                                       --------------------------------
                                                                        March 26,             March 28,
                                                                         2000                   1999

Revenues..........................................................       $43,508                $75,028
Cost and expenses:
    Cost of sales.................................................        11,293                 20,233
    Operating expenses............................................        34,928                 55,809
    General and administrative expenses...........................         6,234                 11,795
    Depreciation and amortization.................................         2,895                  5,092
    Restructuring and reorganization charges......................           670                  3,500
    Impairment of long lived assets...............................            --                  4,598
                                                                     -----------              ---------
                                                                          56,020                101,027

Loss from operations..............................................       (12,512)               (25,999)
Non-operating expense (income):
    Interest expense..............................................           397                  8,118
    Interest income before reorganization.........................            --                   (492)
    Equity in losses of unconsolidated affiliates.................           900                  1,097
    Minority interest and other...................................          (495)                    --
                                                                         --------              --------
Net loss..........................................................      $(13,314)              $(34,722)
                                                                        =========              =========
Loss per share:
BASIC and DILUTED Net Loss........................................      $  (0.12)              $  (0.32)
                                                                        =========              =========

BASIC and DILUTED Weighted Average Shares.........................        109,091                109,090
                                                                          =======                =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIAIRIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       STATED IN THOUSANDS OF U.S. DOLLARS



                                                                                          Thirteen Weeks Ended
                                                                                       ------------------------
                                                                                        March 26,       March 28,
                                                                                          2000            1999
                                                                                       ----------       ---------

NET CASH USED IN OPERATING ACTIVITIES.................................................    $(5,206)      $(19,883)
                                                                                          --------      ---------
Cash flows from investing activities:
    Additions to property and equipment...............................................         --         (4,881)
    Investment in affiliate...........................................................         --           (365)
                                                                                       ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES.................................................         --         (5,246)
                                                                                       ----------       ---------
Cash flows from financing activities:
    Change in restricted cash.........................................................      1,493          4,975
    Repayment of notes payable........................................................         --           (203)
                                                                                         --------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............................................      1,493          4,772
                                                                                            -----        -------
EFFECT OF EXCHANGE RATES ON CASH......................................................        (34)           (21)
                                                                                          --------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................     (3,747)       (20,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................     14,143         45,426
                                                                                          -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................    $10,396        $25,048
                                                                                          =======        =======



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       STATED IN THOUSANDS OF U.S. DOLLARS


                                    Common         Common
                                     Stock         Stock      Capital in Comprehensive                     Accumulated    Total
                                    Class A       Class B     Excess of     Income  Accumulated  Deferred  Translation Stockholders'
                               Shares  Amount Shares  Amount  Par Value     (loss)    Deficit  Compensation Adjustment     Deficit
                              -------  ------ ------  -----   ---------     ------    -------  ------------ ----------- -----------

Balance at
   December 27, 1998.........  97,326    $974  11,765   $118   $285,667              $(177,288)     $(225)     $(2,931)   $106,315

Net loss.....................                                             $(221,070)  (221,070)                           (221,070)

Other comprehensive income
   (loss):
   Currency translation
     adjustment..............                                                (1,734)                            (1,734)     (1,734)
                                                                          ----------
Comprehensive income (loss)..                                             $(222,804)
                                                                          ==========
Conversion of Class B shares
   to Class A shares.........   3,449      34  (3,449)   (34)
Amortization of celebrity
   restricted stock options
   and awards................                                     1,219                                                      1,219
Employee restricted
   stock awards..............                                                                         225                      225
                               ------   ------  ------  ------  -------                ------         ---       ------         ---
Balance at
   December 26, 1999......... 100,775   1,008   8,316     84    286,886               (398,358)        --       (4,665)   (115,045)

Net loss.....................                                              $(13,314)   (13,314)                            (13,314)

Other comprehensive income
   (loss):
Currency translation
   adjustment................                                                  (674)                              (674)       (674)
                                                                           ---------
Comprehensive income (loss)..                                              $(13,988)
                                                                           =========

Amortization of celebrity
   restricted stock options
   and awards................                                       150                                                        150
                             --------  ------  ------   ----   --------            --------------  ------  ----------- -----------

Balance at
   March 26, 2000 (unaudited) 100,775  $1,008   8,316    $84   $287,036              $(411,672)        --      $(5,339)  $(128,883)
                              =======  ======   =====    ===   ========              ==========     =====      ========  ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.       REORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Planet Hollywood International, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

         The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 26, 1999. All amounts herein, except per share amounts, are in thousands unless otherwise stated.

         The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with current year presentation.

         On October 12, 1999 (the "Petition Date"), the Company and twenty-five of its domestic operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represented the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. The Debtors' Chapter 11 cases resulted from a sequence of events stemming primarily from significant operating losses experienced in fiscal 1998 and fiscal 1999. These losses were primarily due to declines in same unit revenues, overall disappointing fiscal operating results, expenses due to the development of the now discontinued Sound Republic concept, and losses from major concepts such as Official All Star Cafe and Cool Planet.

         The Company attributes the decrease in revenues primarily to a decline in customer traffic resulting from increased competition in the theme dining industry and tourism in several retail markets. There has likewise been a decline of significant promotional and specialty retail sales by the Company. The restaurant and retail merchandising industry has been and continues

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


to be affected by (a) intense competition; (b) changes in consumer tastes; (c) international, national, regional and local economic conditions; and (d) patterns in tourist travel, among other factors.

         On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250,000 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement and the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The amended plan, as modified by the Bankruptcy Court (the "Plan"), was confirmed by the Bankruptcy Court on January 21, 2000, and became effective on May 9, 2000.

         The Plan calls for the satisfaction of the Company's $250,000 12% senior subordinated notes payable (the "Old Notes") plus accrued interest of $32,000 through the issuance of a combination of $47,500 in cash, $60,000 of new secured notes payable (the "PIK Notes"), and shares of newly issued Class A Common Stock ("New Class A Common Stock") equivalent to a 26.5% ownership of the reorganized Company. Other general and unsecured creditors whose claims are deemed impaired by the Plan will receive a combination of cash and PIK Notes with an aggregate value approximately equal to that received by the holders of the Old Notes. The Plan also includes a $30,000 infusion of new equity by a group of investors organized by the Company's Chairman and Chief Executive Officer in exchange for approximately 70% of the equity of the reorganized Company in the form of Class B common stock ("New Class B Common Stock") and up to $25,000 in secured credit facilities.

         The Plan also calls for the cancellation of all existing common stock interests and options to acquire such interests and all other equity securities in exchange for 200,000 newly issued warrants in the reorganized Company to be provided to holders of existing common stock, provided that no distribution will be made to a holder of less than 5,450 shares. Each warrant entitles the holder to purchase one share of the Company's New Class A Common Stock at a price of $65.50 per share, exercisable within three years. In addition, one of the credit facilities totaling $10,000 is convertible into common stock at $4.29 per share and includes warrants to purchase 200,000 shares of New Class A Common Stock at $4.29 per share.

         For tax purposes, the discharge of liabilities pursuant to a Chapter 11 proceeding will result in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards and tax credits, must be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property must be reduced by the

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

amount of the excluded cancellation of debt income. It is estimated that after the reorganization, the Company will have approximately $100 million in net operating loss carryovers and $12 million of credit carryovers.

         In connection with its reorganization, it is anticipated that the Company will undergo an ownership change within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of the Company to use its net operating losses and credits will be subject to an annual limitation based on the product of the fair value of the Company immediately after reorganization multiplied by the federal long-term tax exempt bond rate.

         The reorganization, however, should not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its historical basis of accounting. The following unaudited pro forma consolidated balance sheet as of March 26, 2000 was prepared to illustrate the estimated effects of the Plan and related financings as if they have occurred as of March 26, 2000.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      MARCH 26, 2000
                                                  --------------------------------------------------------
                                                  AS REPORTED            ADJUSTMENTS             PRO FORMA
                                                  -----------            -----------             ---------

Current assets                                       $ 65,052              $ 30,000     (1)        $ 40,052
                                                                            (47,500)    (2)
                                                                             (7,500)    (3)

Restricted cash and cash equivalents                    3,910                                         3,910
Property and equipment, net                           126,651                                       126,651
Goodwill, net                                          13,192                                        13,192
Other assets, net                                       4,183                   130     (4)           4,313
Investment in affiliated entities                      10,766                                        10,766
                                                   ----------          ------------                --------
     Total assets                                    $223,754              $(24,870)               $198,884
                                                     ========              =========               ========

Liabilities not subject to compromise               $  45,093                                     $  45,093
Liabilities subject to compromise                     304,977              (275,720)    (2)              --
                                                                            (29,257)    (3)

Notes payable                                              --                                        62,153
                                                                             55,000     (2)
                                                                              5,200     (3)
                                                                              1,953     (3)
                                               --------------            ----------                 -------
     Total liabilities                                350,070              (242,824)                107,246
                                                      -------              ---------                -------
Minority interest                                       2,567                                         2,567
Common stock                                            1,092                    70     (1)              97
                                                                                 27     (2)
                                                                             (1,092)    (4)
Capital in excess of par value                        287,036                29,930     (1)         329,387
                                                                             11,330     (2)
                                                                              1,091     (4)
Warrants                                                                        131     (4)             131
Accumulated deficit                                  (411,672)              161,863     (2)        (235,205)
                                                                             14,604     (3)

Cumulative currency translation
    adjustments                                        (5,339)                                       (5,339)
                                                   -----------        -------------                ---------
     Stockholders' equity (deficit)                  (128,883)              217,824                  89,071
                                                     ---------              -------                 -------
     Total liabilities and stockholders'
         equity (deficit)                            $223,754            $  (24,870)               $198,884
                                                     ========            ===========               ========


Changes from the historical financial statements in the pro forma consolidated balance sheet consist of the following adjustments:

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


(1) Cash of $30,000 is generated through the issuance of 7,000,000 shares of New Class B common stock in exchange for approximately 70% ownership of the reorganized Company.

(2) The Old Notes plus accrued interest totaling $275,700, net of deferred financing costs of $6,100, are paid through the issuance of a combination of $47,500 in cash, $60,000 of PIK Notes, and 2,650,000 shares of New Class A Common Stock equivalent to a 26.5% ownership of the reorganized Company, resulting in a gain on the forgiveness of indebtedness of $161,900. The PIK Notes are recorded at their estimated fair market value of $55,000. A portion of the cash generated from the Company's sale of its New York Times Square Hotel retail unit will be utilized for the cash payment (see Note 4)

(3) Remaining liabilities subject to compromise are paid through the issuance of $7,500 of cash, $2,000 of unsecured notes payable and $5,700 of PIK Notes, resulting in a gain on the forgiveness of indebtedness of $14,600. The PIK Notes are recorded at their estimated fair market value of $5,200.

(4) The existing shares of Class A and B Common Stock of the Company are cancelled in exchange for 200,000 newly issued warrants valued at $1. The common stock and capital in excess of par balances as of March 26, 2000 are reclassified to reflect the par value of newly issued common stock and the fair value of the warrants. In addition, 200,000 warrants are issued in connetion with a new credit facility. The warrants are valued at $130.

2.       IMPAIRMENT OF LONG LIVED ASSETS

         In the first quarter of 1999, the Company recorded a charge of $4,598 for long lived assets which were impaired. Of that amount, $2,650 was for an additional impairment of a site under development, which was sold during the second quarter 1999.

3.       INVESTMENTS

         The Company owns a 50% equity interest in PH Asia, which operates and franchises Planet Hollywood and Official All Star Cafe units in the Pacific Rim. The remaining interest in PH Asia is owned and controlled by a company in which a director and shareholder of the Company is a major shareholder. In February 2000, PH Asia entered into a binding letter agreement pursuant to which Star Performance Development Limited, an affiliate of Magnetic Light Profits Limited, one of the proposed purchasers of the New Class B Common Stock under the Plan, agreed to purchase one third of PH Asia's outstanding stock from PH Asia for approximately $4.0 million. It is anticipated that this transaction will be completed in May 2000.

4.       SUBSEQUENT EVENT

         On April 25, 2000, the Company sold its New York Times Square Hotel retail unit property for approximately $30,000, which approximated its carrying value at the time of sale.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

RESULTS OF OPERATIONS
         THIRTEEN WEEKS ENDED MARCH 26, 2000 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 1999.

         In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows.

                                                     THIRTEEN WEEKS ENDED
                                                   -------------------------
                                                   MARCH 26,       MARCH 28,
                                                      2000             1999
                                                   ---------       ---------
REVENUES:
    Food & Beverage                                   72.8%             74.3%
    Merchandise                                       16.4%             23.2%
    Theatre                                            3.7%              -- %
    Royalty and other                                  7.1%              1.8%
    Franchise fees                                      --%              0.7%
                                                    ---------        --------
                                                     100.0%            100.0%

CERTAIN COST AND EXPENSES:
    Food and beverage cost of sales (a)               24.9%             24.9%
    Merchandise cost of sales (b)                     36.8%             36.4%
    Total - Cost of sales (c)                         27.9%             27.7%
    Operating expenses (c)                            86.4%             76.3%


--------------
(a)      As a percentage of food and beverage revenues.
(b)      As a percentage of merchandise revenues.
(c)      As a percentage of direct revenues.

         REVENUES. Total revenues decreased from $75.0 million for the thirteen weeks ended March 28, 1999 ("first quarter 1999") to $43.5 million for the thirteen weeks ended March 26, 2000 ("first quarter 2000"), a decrease of $31.5 million or 42%. The decrease in total revenues was primarily attributable to continued declines in same-unit revenues and the closing, sale, franchising or licensing of 26 units during fiscal 1999, a majority of which were completed in October.

         Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." Direct Revenues decreased 44.7% from $73.2 million for first quarter 1999 to $40.5 million for first quarter 2000. The decrease in Direct Revenues was primarily due to a decline in revenues in the units comprising the Company's same unit base and the closing, sale, franchising or licensing of 26 units during fiscal 1999, a majority of which were completed in October. The decline in same unit revenues was primarily due to declines in customer traffic and a decline in the merchandise sales mix.

         COSTS AND EXPENSES. Food and beverage costs were 24.9% of food and beverage revenues in first quarter 1999 and the first quarter 2000. Merchandise costs increased from 36.4% of merchandise revenues in first quarter 1999 to 36.8% in first quarter 2000 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $55.8 million in first quarter 1999 to $34.9 million in first quarter 2000. As a percentage of Direct Revenues, these costs increased from 76.3% of Direct Revenues in first quarter 1999 to 86.4% in first quarter 2000. This percentage increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

         General and administrative expenses decreased from $11.8 million in first quarter 1999 to $6.2 million in first quarter 2000. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during fiscal 1999 and first quarter 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased from $5.1 million in first quarter 1999 to $2.9 million in first quarter 2000. The decrease of $2.2 million was primarily due to the Company's closing, selling, franchising or licensing of 26 units during fiscal 1999, a majority of which were completed in October.

         RESTRUCTURING AND REORGANIZATION CHARGES. Restructuring and reorganization charges decreased from $3.5 million in first quarter 1999 to $0.7 million in first quarter 2000. In first quarter 1999, the Company recorded a charge of $3.5 million for the estimated costs to terminate a lease for a unit. In the first quarter 2000 the Company recorded additional professional and other fees and costs relating to its Chapter 11 reorganization. Restructuring accrual activity for the first quarter 2000 was as follows:


                                                     Accrued at                                    Accrued at
                                                    December 26,      Paid          Expensed        March 26,
                                                        1999          2000            2000            2000
                                                        ----          ----            ----            ----
         Restructuring Costs:
             Lease termination costs for units
                closed or not to be opened              $6,945            --               --        $6,945
                                                        ------      --------         --------        ------
                                                        $6,945      $     --         $     --        $6,945
                                                        ======      ========         ========        ======


         IMPAIRMENT OF LONG LIVED ASSETS. In the first quarter 1999, the Company recorded a charge of $4.6 million to write-off costs associated with sites, which were abandoned, and to record an additional charge for a site which was sold in 1999.

         INTEREST EXPENSE. Interest expense decreased from $8.1 million in first quarter 1999 to $0.4 million in first quarter 2000. The interest for first quarter 1999 primarily resulted from the Company's $250 million debt offering completed in March 1998. As a result of the Company's bankruptcy filing in 1999, contractual interest expense of approximately $8.6 million associated with the $250 million debt offering for the first quarter 2000 has not been recorded. Interest expense in the first quarter 2000 consists primarily of the amortization of debt issuance costs which will continue until the effective date of the Company's bankruptcy filing.

         INTEREST INCOME. Interest income was $0.5 million in first quarter 1999. Interest income of $0.2 million in the first quarter of 2000 has been recorded as an offset to restructuring and reorganization charges as a result of the Company's bankruptcy filing.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates decreased from $1.1 million in first quarter 1999 to $0.9 million in first quarter 2000. The equity in losses of unconsolidated affiliates is principally comprised of losses incurred by Planet Hollywood
(Asia) Pte. Ltd., an entity 50% owned by the Company and ECE, an entity 20% owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities in the thirteen weeks ended March 28, 1999 and the thirteen weeks ended March 26, 2000 was $19.9 million and $5.2 million, respectively. The primary use of cash in operating activities was for losses from operations.

         Net cash used in investing activities in the thirteen weeks ended March 28, 1999 was $5.3 million. No cash was used in investing activities in the thirteen weeks ended March 26, 2000. The decrease was primarily the result of the Company ceasing construction and development activities in fiscal 2000. Capital expenditures for thirteen weeks ended March 28, 1999 were $4.9 million. No capital expenditures were made during the thirteen weeks ended March 26, 2000.

         Net cash provided by financing activities in the thirteen weeks ended March 28, 1999 and the thirteen weeks ended March 26, 2000 was $4.8 million and $1.5 million, respectively. The primary source of cash provided by financing activities was the reduction of restricted cash balances.

         The Company's plan of reorganization, which became effective May 9, 2000, provides for resolution of the liabilities subject to compromise through a combination of cash, PIK Notes, and new common stock. The plan of reorganization includes the infusion of $30.0 million in new equity and up to $25.0 million in credit facilities which, in the opinion of management, will result in adequate financial resources to sustain operations and capital expenditures (estimated at $6.0 million in fiscal 2000) beyond fiscal 2000. See Item 2 of this Form 10Q - "Management's discussion and analysis of financial condition and results of operations - Other" for a description of the Company's Chapter 11 proceedings.

OTHER

         BANKRUPTCY. On October 12, 1999 (the "Petition Date"), the Company and twenty-five of its domestic operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represented the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. The Debtors' Chapter 11 cases resulted from a sequence of events stemming primarily from significant operating losses experienced in fiscal 1998 and fiscal 1999. These losses were primarily due to declines in same unit revenues, overall disappointing fiscal operating results, expenses due to the development of the now discontinued Sound Republic concept, and losses from major concepts such as Official All Star Cafe and Cool Planet.

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

         On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250,000 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement and the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The amended plan, as modified by the Bankruptcy Court (the "Plan"), was confirmed by the Bankruptcy Court on January 21, 2000 and became effective on May 9, 2000.

         The Plan calls for the satisfaction of the Company's $250,000 12% senior subordinated notes payable (the "Old Notes") plus accrued interest of $32,000 through the issuance of a combination of $47,500 in cash, $60,000 of new secured notes payable (the "PIK Notes"), and shares of newly issued Class A Common Stock ("New Class A Common Stock") equivalent to a 26.5% ownership of the reorganized Company. Other general and unsecured creditors whose claims are deemed impaired by the Plan will receive a combination of cash and PIK Notes with an aggregate value approximately equal to that received by the holders of the Old Notes. The Plan also includes a $30,000 infusion of new equity by a group of investors organized by the Company's Chairman and Chief Executive Officer in exchange for approximately 70% of the equity of the reorganized Company in the form of Class B common stock ("New Class B Common Stock") and up to $25,000 secured credit facilities.

         The Plan also calls for the cancellation of all existing common stock interests and options to acquire such interests and all other equity securities in exchange for 200,000 newly issued warrants in the reorganized Company to be provided to holders of existing common stock, provided that no distribution will be made to a holder of less than 5,450 shares. Each warrant entitles the holder to purchase one share of the Company's New Class A Common Stock at a price of $65.50 per share, exercisable within three years. In addition, one of the credit facilities totaling $10,000 is convertible into common stock at $4.29 per share and includes warrants to purchase 200,000 shares of New Class A Common Stock at $4.29 per share.

         For tax purposes, the discharge of liabilities pursuant to a Chapter 11 proceeding will result in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards and tax credits, must be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property must be reduced by the amount of the excluded cancellation of debt income. It is estimated that after the reorganization, the Company will have approximately $100 million in net operating loss carryovers and $12 million of credit carryovers.

         In connection with its reorganization, it is anticipated that the Company will undergo an ownership change within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of the Company to use the net operating losses and credits will be subject to an annual limitation based on the product of the fair value of the Company immediately after reorganization multiplied by the federal long-term tax exempt bond rate.

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

         As of March 26, 2000, the Company had spent approximately $4.3 million implementing its new enterprise information system and addressing the Year 2000 issue. In assessing the risks presented by the Year 2000 compliance issues, the Company identified potential worst case scenarios involving failure of the information technology and non-information technology systems. As of April 2000, the Company has not experienced material disruption or other significant problems in its information technology and non-information technology systems. In addition, as of the same date, the Company is not aware of any material Year 2000 compliance issues relating to information technology and non-information technology systems of third party business partners with which the Company maintains material relationships. The Company continues to monitor systems and maintains contact with third party businesses with which the Company has material relationships with respect to Year 2000 compliance and any Year 2000 issues that may arise at a later date. Contingency plans relating to ongoing Year 2000 issues will be developed at the time such issues are identified and such plans are deemed necessary. Based on the upgrades and the normal functioning to date of the information technology and non-information technology systems, management does not foresee significant risks associated with its Year 2000 compliance efforts. However, there can be no assurance that the Company or any third party business partners will not have ongoing Year 2000 compliance issues that may have an adverse effect on the Company.

         IMPACT OF INFLATION AND INTERNATIONAL RISKS. Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates. A portion of the Company's sales comes from its international operations (See Note 14 to the Consolidated Financial Statements contained in the Company's Form 10-K for the fiscal year ended December 26,
1999). Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.

         CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Company's accounting policies for derivative instruments is included in the "Summary of Significant Accounting Policies" in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 26, 1999.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company and its subsidiariaries are potential and named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have material adverse effect on the consolidated financial statements of the Company.

         As a result of the Company's Chapter 11 proceedings, all actions under its litigation matters were stayed and jurisdiction over the resolution of these matters was transferred to the Bankruptcy Court. Claimants against the Company in these matters were treated as unsecured creditors. See Item 2 of this Form 10Q - "Management's discussion and analysis of financial condition and results of operations - Other" for a description of the company's Chapter 11 proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Prior to initiating its bankruptcy proceedings, and as a result of filing for bankruptcy, the Company was in default of certain obligations, including its financial obligations relating to its $250,000 12% senior subordinated notes payable. Upon filing bankruptcy all such defaults were stayed. At the effective date of the Plan all outstanding and/or pending defaults were discharged and/or cured by the Company in accordance with the terms of the Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits
                  Exhibit 27        Financial Data Schedule
         b.  Reports on Form 8-K

                  The Company filed the following Current Report on Form 8-K during the thirteen weeks ended March 26, 2000:

Date of Report    Filing Date       Regarding
1/21/00            2/04/00          Announcement of the Bankruptcy Court's
                                    confirmation of the Company's First Amended
                                    Joint Plan of Reorganization on January 21,
                                    2000 and discussion of the change in the Company's equity ownership upon the
                                    Effective Date of the Reorganization

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PLANET HOLLYWOOD INTERNATIONAL, INC.



DATE:  May 10, 2000             By:  /s/ Robert Earl
                                     --------------------
                                     Name: Robert Earl
                                     Its:  Chairman and Chief Executive Officer



DATE:  May 10, 2000             By:  /s/ Thomas Avallone
                                     ------------------------
                                     Name: Thomas Avallone
                                     Its:  Chief Financial Officer