Form 10-Q
period 2000-06-25
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2000-08-15
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

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

                                    Yes [X]   No [ ]


         As of July 31, 2000, there were 3,000,001 shares of the registrant's Class A voting Common Stock outstanding and 7,000,023 shares of the registrant's Class B non-voting Common Stock outstanding.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                      INDEX

Part I   FINANCIAL INFORMATION

    Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets - June 25, 2000
                and December 26, 1999........................................................1

                Condensed Consolidated Statements of Operations - Thirteen
                Weeks and Twenty-six Weeks ended June 25, 2000 and
                June 27, 1999................................................................2

                Condensed Consolidated Statements of Cash Flow - Twenty-six

                Weeks ended June 25, 2000 and June 27, 1999..................................3

                Condensed Consolidated Statements of Changes in Stockholders'
                Equity - Twenty-six Weeks ended June 25, 2000 and December 26, 1999..........4

                Notes to Condensed Consolidated Financial Statements.........................5

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................16



Part II  OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................................17

    Item 2.  Changes in Securities and Use of Proceeds......................................17

    Item 5.  Other Information..............................................................18

    Item 6.  Exhibits and Reports on Form 8-K...............................................18

SIGNATURES..................................................................................19

                         PART I - FINANCIAL INFORMATION

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                                 JUNE 25,
                                                                   2000          DECEMBER 26,
                                                               (UNAUDITED)           1999
                                                               -----------       ------------
ASSETS
Current assets:
    Cash and cash equivalents ..............................   $  17,668          $  14,143
    Accounts receivable, net ...............................       5,767              4,883
    Inventories ............................................       9,795             13,846
    Prepaid expenses and other assets ......................       7,058              7,642
    Assets held for sale ...................................        --               30,000
                                                               ---------          ---------
         Total current assets ..............................      40,288             70,514
Restricted cash and cash equivalents .......................       1,708              5,403
Property and equipment, net ................................     100,529            129,639
Goodwill, net ..............................................      12,987             13,427
Other assets, net ..........................................       5,897              4,290
Investment in affiliated entities ..........................      13,807             11,668
                                                               ---------          ---------
         Total assets ......................................   $ 175,216          $ 234,941
                                                               =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
    Accounts payable and accrued liabilities ...............   $  47,719          $  28,522
    Notes payable - current ................................         280                214
                                                               ---------          ---------
         Total current liabilities not subject to compromise      47,999             28,736
Deferred rentals ...........................................       7,121              7,059
Notes payable ..............................................       6,794              1,648
Notes payable to related parties ...........................      55,750               --
Deferred credits ...........................................       6,379              4,660
                                                               ---------          ---------
         Total liabilities not subject to compromise .......     124,043             42,103
Liabilities subject to compromise ..........................        --              304,671
Minority interest ..........................................       2,000              3,212
Stockholders' equity (deficit):
    Common stock - Class A .................................          30              1,008
    Common stock - Class B .................................          70                 84
    Capital in excess of par value .........................     332,061            286,886
    Accumulated deficit ....................................    (277,797)          (398,358)
    Accumulated translation adjustment .....................      (5,191)            (4,665)
                                                               ---------          ---------
Total stockholders' equity (deficit) .......................      49,173           (115,045)
                                                               ---------          ---------
Total liabilities and stockholders' equity (deficit) .......   $ 175,216          $ 234,941
                                                               =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIAIRES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                                       THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                                       --------------------           ----------------------
                                                                       JUNE 25,       JUNE 27,         JUNE 25,     JUNE 27,
                                                                         2000          1999              2000         1999
                                                                       ---------     ---------        ---------     ---------
Revenues.........................................................      $45,418     $  76,647          $  88,919    $ 151,675
Cost and expenses:
    Cost of sales ...............................................       12,351        20,728            23,644        40,961
    Operating expenses ..........................................       35,104        57,259            70,032       113,068
    General and administrative expenses .........................        4,987        12,380            11,221        24,175
    Depreciation and amortization ...............................        3,268         4,891             6,163         9,983
    Restructuring and reorganization
         charges ................................................        7,726           303             8,396         3,803
    Impairment of long-lived assets .............................       24,165          --              24,165         4,598
                                                                     ---------     ---------         ---------     ---------
                                                                        87,601        95,561           143,621       196,588

Loss from operations ............................................      (42,183)      (18,914)          (54,702)      (44,913)
Non-operating expense (income):
    Interest expense ............................................        1,231         9,136             1,628        17,254
    Interest income .............................................         (494)         (282)             (494)         (774)
    Equity in (income) loss of unconsolidated
       affiliates ...............................................         (737)           58               163         1,155
    Minority interest and other .................................       (3,289)          340            (3,784)          340
                                                                     ---------     ---------         ---------     ---------
Loss before extraordinary item ..................................      (38,894)      (28,166)          (52,215)      (62,888)
Extraordinary gain on debt forgiveness ..........................     (172,776)         --            (172,776)         --
                                                                                                     ---------     ---------
Net Income (loss) ...............................................    $ 133,882     $ (28,166)        $ 120,561     $ (62,888)
                                                                     =========     =========         =========     =========
Income (loss) per share:
BASIC AND DILUTED
Loss before extraordinary item ..................................    $   (3.89)    $     *           $   (5.22)    $    *
                                                                     ---------     ---------         ---------     ---------
Extraordinary gain on debt forgiveness ..........................        17.28           *               17.28          *
                                                                                   ---------         ---------     ---------
Net Income (loss) ...............................................    $   13.39     $     *           $   12.06     $    *
                                                                     =========     =========         =========     =========
BASIC AND DILUTED Weighted
    Average Shares ..............................................       10,000           *              10,000          *
                                                                     =========     =========         =========     =========

* Not Applicable

The accompanying notes are an integral part of thesecondensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIAIRIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                        TWENTY-SIX WEEKS ENDED
                                                        ----------------------
                                                        June 25,      June 27,
                                                           2000         1999
                                                        --------     --------

NET CASH USED IN OPERATING ACTIVITIES ..............    $(11,944)    $(27,724)
                                                        --------     --------
Cash flows from investing activities:
    Additions to property and equipment ............        (715)      (4,281)
    Proceeds from sales of property and equipment ..      30,000       20,540
    Investment in affiliate ........................        --            107
                                                        --------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES ..........      29,285       16,366
                                                        --------     --------
Cash flows from financing activities:
    Proceeds from issuance of notes payable ........        --          2,370
    Change in restricted cash ......................       3,695        3,104
    Issuance of common stock .......................      30,000         --
    Repayment of notes payable .....................     (47,488)     (17,851)
                                                        --------     --------
NET CASH USED IN FINANCING ACTIVITIES ..............     (13,793)     (12,377)
                                                        --------     --------
EFFECT OF EXCHANGE RATES ON CASH ...................         (23)          11
                                                        --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       3,525      (23,724)
                                                        --------     --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...      14,143       45,426
                                                        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      17,668     $ 21,702
                                                        ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       STATED IN THOUSANDS OF U.S. DOLLARS


                                                COMMON                        COMMON
                                                 STOCK                         STOCK
                                               CLASS A                        CLASS B                CAPITAL IN
                                      -------------------------      --------------------------       EXCESS OF
                                        SHARES          AMOUNT          SHARES          AMOUNT        PAR VALUE
                                      ---------      ----------      ----------       ---------      -----------
Balance at
   December 27, 1998 ..........         97,326       $     974       $  11,765       $     118       $ 285,667
Net loss ......................

Other comprehensive income
(loss)
   Currency translation
     adjustment ...............

Comprehensive income (loss) ...
                                     -
Conversion of class B shares
   to Class A shares ..........          3,449              34          (3,449)            (34)
Amortization of celebrity
   restricted stock options
   and awards .................                                                                          1,219
Exercise of stock options.....
Employee restricted stock
   awards .....................
                                     ---------       ---------       ---------       ---------       ---------
Balance at
   December 26, 1999 ..........        100,775           1,008           8,316              84         286,886
Net income ....................

Other comprehensive income
   (loss):
Currency translation
   adjustment .................

Comprehensive income (loss) ...

Cancellation of Class A
   shares .....................       (100,775)         (1,008)                                          1,008
Cancellation of Class B
   shares .....................                                         (8,316)            (84)             84
Issuance of warrants in
   cancellation of Class A
   and B shares ...............                                                                              1
Warrants issued for loan costs
Amortization of celebrity                                                                                  325
   restricted stock options and
   awards prior to cancellation                                                                          1,000
Issuance of Class A shares ....          3,000              30                                          12,857
Issuance of class B shares ....                                          7,000              70          29,930
                                     ---------       ---------       ---------       ---------       ---------
Balance at
   June 25, 2000 (unaudited)  .          3,000       $      30           7,000       $      70       $ 332,061
                                     =========       =========       =========       =========       =========

                                                                                                         Total
                                    Comprehensive                                    Accumulated     Stockholders
                                       Income       Accumulated        Deferred       Translation        Equity
                                       (loss)          Deficit       Compensation      Adjustment       (Deficit)

                                    -------------   -----------      ------------    ------------    -------------

Balance at
   December 27, 1998 ..........                       $(177,288)      $    (225)      $  (2,931)      $ 106,315
Net loss ......................       $(221,070)       (221,070)                                       (221,070)

Other comprehensive income
(loss)
   Currency translation
     adjustment ...............          (1,734)                                         (1,734)         (1,734)
                                      ---------
Comprehensive income (loss) ...       $(222,804)
                                      ---------
Conversion of class B shares
   to Class A shares ..........
Amortization of celebrity
   restricted stock options
   and awards .................                                                                           1,219
Exercise of stock options......
Employee restricted stock                                                   225                             225
   awards .....................       ---------       ---------       ---------       ---------       ---------

Balance at
   December 26, 1999 ..........                        (398,358)           --            (4,665)       (115,045)
Net income ....................       $120,561          120,561                                         120,561
                                           --              --              --              --                 1
Other comprehensive income
   (loss):
Currency translation
   adjustment .................           (526)                                            (526)           (526)
                                     ---------
Comprehensive income (loss) ...      $ 120,035
                                     ---------
Cancellation of Class A
   shares .....................
Cancellation of Class B
   shares .....................
Issuance of warrants in
   cancellation of Class A
   and B shares ...............                                                                               1
Warrants issued for loan costs                                                                              325
Amortization of celebrity
   restricted stock options and
   awards prior to cancellation                                                                           1,000
Issuance of Class A shares ....                                                                          12,857
Issuance of class B shares ....                                                                          30,000
                                                    ---------       ---------       ---------         ---------
Balance at
   June 25, 2000 (unaudited)  .                    $(277,797)      $    --         $  (5,191)         $  49,173
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

         On October 12, 1999 (the "Petition Date"), the Company and twenty-five of its domestic operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represented the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. The Debtors' Chapter 11 cases resulted from a sequence of events stemming primarily from significant operating losses experienced in fiscal 1998 and fiscal 1999. These losses were primarily due to declines in same unit sales, overall disappointing fiscal operating results, expenses due to the development of the now discontinued Sound Republic concept, and losses from concepts such as Official All Star Cafe and Cool Planet.

         The Company attributes the decrease in prepetition revenues primarily to a decline in customer traffic resulting from increased competition in the theme dining industry and a decrease in tourism in several retail markets. There had likewise been a decline of significant promotional and specialty retail sales by the Company. The restaurant and retail merchandising industry has been and continues to be affected by (a) intense competition; (b) changes in consumer tastes; (c) international, national, regional and local economic conditions; and
(d) patterns in tourist travel, among other factors.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

         On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250,000 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement and the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The amended plan, as modified by the Bankruptcy Court (the "Plan"), was confirmed by the Bankruptcy Court on January 21, 2000, and became effective on May 9, 2000 (the "Effective Date").

         As of the Effective Date, the Company's $250,000 12% senior subordinated notes payable plus accrued interest of approximately $32,000 were satisfied through the issuance of a combination of $47,500 in cash, $60,000 of new secured PIK notes payable and approximately 3,000,000 shares of newly issued Class A Common Stock. In addition, related deferred financing costs of approximately $6,000 were written off. Other liabilities subject to compromise are paid through the issuance of $5,700 of new secured PIK notes payable and the future payment of approximately $9,500 of cash. The PIK notes payable, which are recorded at their estimated fair market value of $60,200, bear interest at 10% per annum, payable semi-annually, are collateralized by substantially all Company assets and are due in full in May 2005. These transactions resulted in the Company recording an extraordinary gain on debt forgiveness of $172,766 for the second quarter of 2000. In addition, all existing common stock interests and options to acquire such interests and all other equity securities were canceled in exchange for 200,000 newly issued warrants in the reorganized Company. Each warrant entitles the holder to purchase one share of the Company's New Class A Common Stock at a price of $65.50 per share, exercisable within three years.

         The Company also entered into two credit facility agreements aggregating $25,000 as of the Effective Date. A revolving credit facility agreement (the "Credit Facility") allows the Company to borrow up to $15,000, under certain conditions, bearing interest at the Eurodollar rate plus 3.25% annually. The Credit Facility expires in May 2002 and borrowings thereunder will be collateralized by certain Company assets. A note purchase agreement (the "Note Agreement") provides an additional $10,000 in financing, under certain conditions, bearing interest at 14% annually. The Note Agreement expires May 2002 and borrowings thereunder will be collateralized by certain Company assets. Borrowings under the Note Agreement will be convertible into Class A Common Stock at $4.29 per share and the Company issued warrants to purchase 200,000 shares of New Class A Common Stock at $4.29 per share under the Note Agreement which expires January 2003. The warrants have been valued at $325 and are recorded as deferred loan costs in the accompanying consolidated balance sheet. No borrowings have yet been made under either credit facility.

         In accordance with the Plan, a group of investors organized by the Company's Chairman and Chief Executive Officer (the "New Money Investors") purchased approximately 7,000,000 shares of newly issued Class B common stock ("New Class B Common Stock") for $30,000.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

         The New Money Investors agreed that the Company would withhold up to an aggregate 999,999 shares of their New Class B Common Stock in order to deliver such shares to certain celebrities and other third parties in consideration for their involvement with the Company, and the New Money Investors would not be entitled to the return of any such shares. In accordance with the terms of the Plan, the New Money Investors exercise control over the Company through their ownership of approximately 60% of the company's outstanding common stock.

         For tax purposes, the discharge of liabilities pursuant to the Chapter 11 proceeding resulted in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards and tax credits, are reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property has been reduced by the amount of the excluded cancellation of debt income. The Company has approximately $100,000 in net operating loss carryovers and $12,000 of credit carryovers. The ability of the Company to use these carryovers may be subject to limitations under section 382 of the Internal Revenue Code.

2.       IMPAIRMENT OF LONG-LIVED ASSETS

         During the second quarter 2000, the Company recorded a non-cash impairment charge of $24,165 related to the write-down of long-lived assets of one foreign and five domestic restaurants units. An impairment was recognized as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long-lived assets relating to the units. As a result, the carrying values of these assets were written down to their estimated fair values, based on the Company's estimates of future discounted cash flows.

         In the first quarter of 1999, the Company recorded a charge of $4,598 for long-lived assets which were impaired. Of that amount, $2,650 was for an additional impairment of a site under development, which was sold during the second quarter 1999.

3.       INVESTMENTS

         The Company previously owned a 50% equity interest in PH Asia, which operates and franchises Planet Hollywood and Official All Star Cafe units in the Pacific Rim. The remaining interest in PH Asia was owned and controlled by Leisure Ventures Pte, Ltd., one of the New Money Investors. In February 2000, PH Asia entered into a binding letter agreement pursuant to which Star Performance Development Limited, an affiliate of Magnetic Light Profits Limited, a New Money Investor, agreed to purchase one third of PH Asia's outstanding stock from PH Asia for approximately $4.0 million. The transaction was completed in May 2000 reducing the Company's equity interest in PH Asia to 33% and resulting in the Company recording $1,300 of income.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

4.       SALE OF ASSETS

         On April 25, 2000, the Company sold its New York Times Square Hotel property for approximately $30,000, which approximated its carrying value at the time of sale.

5.       JOINT VENTURE

         At the end of the second quarter 2000, the Company entered into a joint venture arrangement with a third party for the development and operation of the Company's website. Under the joint venture agreement the Company contributed intellectual property for its 80% interest and the joint venture partner has agreed to contribute $2,000 for the remaining 20% interest in the venture. The venture is consolidated in the Company's June 25, 2000 condensed consolidated financial statements. As of June 25, 2000 the Company recorded $2,000 of minority interest related to the venture. Operations for the venture commenced in July 2000.

6.       EARNINGS (LOSS) PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The weighted average shares outstanding for the thirteen and twenty-six weeks ended June 25, 2000 reflect the New Class A and B shares issued in connection with the Plan assuming they were outstanding as of December 27, 1999. In management's opinion, per share information for the thirteen weeks and the twenty-six weeks ended June 27, 1999 is not relevant given the significant change in the Company's capital structure which occurred as a result of the Company's reorganization pursuant to the Plan.

         Options to purchase 1,000,000 shares of common stock and warrants to purchase 400,000 shares of common stock were not included in the computation of diluted earnings per common share in the thirteen and twenty-six weeks ended June 25, 2000 since the effect would be antidilutive.

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

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED JUNE 25, 2000 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27, 1999.

         In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows.

                                                   THIRTEEN WEEKS ENDED
                                                 ------------------------
                                                 JUNE 25,        JUNE 27,
                                                   2000            1999
                                                 -------         --------
REVENUES:
    Food & Beverage                                71.2%          72.0%
    Merchandise                                    19.9%          25.0%
    Theatre                                         4.1%            --%
    Royalty, franchise fees and other               4.8%           3.0%
                                                 ------          -----
                                                  100.0%         100.0%

CERTAIN COST AND EXPENSES:
    Food and beverage cost of sales (a)            25.8%          25.6%
    Merchandise cost of sales (b)                  33.0%          34.3%
    Total - Cost of sales (c)                      28.6%          27.9%
    Operating expenses (c)                         81.3%          77.0%

--------------
(a)      As a percentage of food and beverage sales.
(b)      As a percentage of merchandise sales.
(c)      As a percentage of Sales.

         REVENUES. Total revenues decreased from $76.6 million for the thirteen weeks ended June 27, 1999 ("second quarter 1999") to $45.4 million for the thirteen weeks ended June 25, 2000 ("second quarter 2000"), a decrease of $31.2 million or 41%. The decrease in total revenues was attributable to approximately $15.0 million of declines in same-unit sales and approximately $19.0 million of declines related to the closing, sale, franchising or licensing of 26 units during fiscal 1999, a majority of which were completed in October. These declines were partially offset by approximately $3.0 million of revenues from Easton Planet Movies which began operations in July 1999.

         Food and beverage sales and merchandise sales derived from Company-owned units, as well as merchandise sales from other retail channels, are referred to herein collectively as "Sales." Sales decreased 42% from $74.4 million for second quarter 1999 to $43.2 million for second quarter 2000. The decrease in Sales was primarily due to a decline in sales in the units comprising the Company's same unit base and the closing, sale, franchising or licensing of 26 Company operated units during fiscal 1999, a majority of which were completed in October. The decline in same unit sales was primarily due to declines in customer traffic and a decline in the merchandise sales mix.

         COSTS AND EXPENSES. Food and beverage costs decreased from 25.6% of food and beverage sales in second quarter 1999 to 25.8% in second quarter 2000. The decrease was due primarily to the absence of costs associated with the introduction of a new menu during first and second quarters in 1999 and lower menu prices. Merchandise costs decreased from 34.3% of merchandise sales in second quarter 1999 to 33.0% in second quarter 2000 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit-level operating costs, decreased from $57.3 million in second quarter 1999 to $35.1 million in second quarter 2000. As a percentage of Sales, these costs increased from 77.0% of Sales in second quarter 1999 to 81.3% in second quarter 2000. This percentage increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

         General and administrative expenses decreased from $12.4 million in second quarter 1999 to $5.0 million in second quarter 2000. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during fiscal 1999 and first quarter 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased from $4.9 million in second quarter 1999 to $3.3 million in second quarter 2000. The decrease of $1.6 million was primarily due to the Company's closing, selling, franchising or licensing of 26 Company operated units during fiscal 1999, a majority of which were completed in October.

         RESTRUCTURING AND REORGANIZATION CHARGES. Restructuring and reorganization charges increased from $0.3 million in second quarter 1999 to $7.7 million in second quarter 2000. In second quarter 2000, the Company recorded a provision of $7.7 million for the costs of legal and professional fees associated with its reorganization.

         IMPAIRMENT OF LONG-LIVED ASSETS. As a result of operating losses incurred and projected future losses for certain of the Company's assets, the Company recorded an impairment charge of $24.2 million in second quarter 2000.

         INTEREST EXPENSE. Interest expense decreased from $9.1 million in second quarter 1999 to $1.2 million in second quarter 2000. The interest for second quarter 1999 primarily resulted from the Company's $250 million debt offering completed in March 1998. As a result of the Company's bankruptcy filing in 1999 and through May 9, 2000, contractual interest expense of approximately $8.6 million associated with the $250 million debt offering for the second quarter 2000 was not recorded. Interest expense in the second quarter 2000 consists primarily of the amortization of debt issuance costs which continued until the effective date of the Company's bankruptcy filing and interest associated with the Company's newly restructured debt after May 9, 2000.

         INTEREST INCOME. Interest income increased from $0.3 million in second quarter 1999 to $0.5 million in the second quarter of 2000. The increase resulted from an infusion of capital and the forgiveness of debt under the Plan of Reorganization.

         EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in unconsolidated affiliates increased from a loss of $0.1 million in the thirteen weeks ended June 27, 1999 to income of $0.7 million in the thirteen weeks ended June 25, 2000. The Company recognized $0.4 million and $1.3 million of earnings reported by ECE, an entity 20% owned by the Company, and Planet Hollywood (Asia) Pte. Ltd.'s May 2000 sale of an equity interest to a third party, respectively in the thirteen weeks ended June 25, 2000. This income is offset by $0.9 million of losses reported by Planet Hollywood (Asia) Pte. Ltd., an entity 33% owned by the Company subsequent to the May 2000 equity transaction. In the thirteen weeks ended June 27, 1999, losses incurred by Planet Hollywood (Asia) Pte. Ltd. were partially offset by earnings reported by ECE.

TWENTY-SIX WEEKS ENDED JUNE 25, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 27, 1999.

In summary, the operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                     TWENTY-SIX WEEKS ENDED
                                                    ------------------------
                                                    JUNE 25,        JUNE 27,
                                                      2000            1999
                                                    -------         -------
REVENUES:
    Food & Beverage                                   72.0%          73.2%
    Merchandise                                       18.2%          24.1%
    Theatre                                            3.9%            --%
    Royalty, franchise fees and other                  5.9%           2.7%
                                                     -----          -----
                                                     100.0%         100.0%

COST AND EXPENSES:
    Food and beverage cost of sales (a)               25.3%          25.3%
    Merchandise cost of sales (b)                     34.7%          35.3%
    Total - Cost of sales (c)                         28.3%          27.8%
    Operating expenses (c)                            83.7%          76.6%

-----------------
(a)      As a percentage of food and beverage sales.
(b)      As a percentage of merchandise sales.
(c)      As a percentage of Sales.

         REVENUES. Total revenues decreased from $151.7 million for the twenty-six weeks ended June 27, 1999 to $88.9 million for the twenty-six weeks ended June 25, 2000, a decrease of $62.8 million or 41%. The decrease in total revenues was attributable to approximately $30.0 million of declines in same-unit sales and approximately $38.0 million of declines related to the closing, sale, franchising or licensing of 26 Company operated units during fiscal 1999, a majority of which were completed in October. These declines were partially offset by approximately $7.0 million of revenues from Easton Planet Movies that began operations in July 1999.

         Sales decreased 43% from $147.6 million for the twenty-six weeks ended June 27, 1999 to $83.6 million for the twenty-six weeks ended June 25, 2000. The decrease in Sales was primarily due to a decline in sales in the units comprising the Company's same unit base and the closing, sale, franchising or licensing of 26 Company operated units during fiscal 1999, a majority of which were completed in October. The decline in same unit sales was primarily due to declines in customer traffic and a decline in the merchandise sales mix.

         Franchise fees were $0.5 million for the twenty-six weeks ended June 27, 1999. There were no franchise fees recorded for the twenty-six weeks ended June 25, 2000. The decrease in franchise fees was primarily due to the Company recognizing revenue for one franchise in the twenty-six weeks ended June 27, 1999 compared to none in the twenty-six weeks ended June 25, 2000. The Company anticipates franchise revenues will continue to fluctuate due to the timing of franchise unit openings.

         COSTS AND EXPENSES. Food and beverage costs were 25.3% of food and beverage sales in the twenty-six weeks ended June 27, 1999 and the twenty-six weeks ended June 25, 2000. Merchandise costs decreased from 35.3% of merchandise sales in the twenty-six weeks ended June 27, 1999 to 34.7% in the twenty-six weeks ended June 25, 2000 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $113.1 million in the twenty-six weeks ended June 27, 1999 to $70.0 million in the twenty-six weeks ended June 25, 2000. As a percentage of Sales, these costs increased from 76.6% of Sales in the twenty-six weeks ended June 27, 1999 to 83.7% in the twenty-six weeks ended June 25, 2000. This increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

         General and administrative expenses decreased from $24.2 million in the twenty-six weeks ended June 27, 1999 to $11.2 million in the twenty-six weeks ended June 25, 2000. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during fiscal 1999 and first quarter 2000.

         RESTRUCTURING AND REORGANIZATION CHARGES. In the twenty-six weeks ended June 25, 2000, the Company recorded a reorganization charge of $8.4 million for the costs of legal and professional fees associated with the Company's restructuring. Restructuring activity through second quarter 2000 was as follows:

                                                       ACCRUED                                ACCRUED
                                                       DEC. 26,      PAID IN      EXPENSE     JUNE 25,
                                                         1999         2000         2000         2000
                                                      ---------      -------    ---------     ---------
RESTRUCTURING COSTS:
Lease termination costs for units closed or
     not to be opened                                   $6,945       $  212     $     --       $6,733
                                                        ======       ======     ========       ======

         IMPAIRMENT OF LONG-LIVED ASSETS. As a result of operating losses incurred and projected future losses for certain of the Company's assets, the Company recorded an impairment charge of $24.2 million in the twenty-six weeks ended June 25, 2000. In the twenty-six weeks ended June 27, 1999, the Company recorded a charge of $4.6 million to write off costs associated with sites which have been abandoned and to record an additional charge for a site under development which was being held for sale.

         INTEREST EXPENSE. Interest expense decreased from $17.3 million in the twenty-six weeks ended June 27, 1999 to $1.6 million in the twenty-six weeks ended June 25, 2000. The interest expense for the twenty-six weeks ended June 27, 1999 primarily resulted from the Company's $250 million debt offering completed in March 1998. As a result of the Company's bankruptcy filing in 1999 and through May 9, 2000, contractual interest expense of approximately $17.2 million associated with the $250 million debt offering for the twenty-six weeks ended June 25, 2000 was not recorded. Interest expense for the twenty-six weeks ended June 25, 2000 consists primarily of the amortization of debt issuance costs and interest associated with the Company's newly restructured debt after May 9, 2000.

         INTEREST INCOME. Interest income decreased from $0.8 million in the twenty-six weeks ended June 27, 1999 to $0.5 million in the twenty-six weeks ended June 25, 2000. The decrease resulted from $0.2 million of interest income in the twenty-six weeks ended June 25, 2000 being recorded as an offset to restructuring and reorganization charges as a result of the Company's bankruptcy filing.

         EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in unconsolidated affiliates decreased from a loss of $1.2 million in the twenty-six weeks ended June 27, 1999 to a loss of $0.2 million in the twenty-six weeks ended June 25, 2000. The Company recognized $0.4 million and $1.3 million of earnings reported by ECE, an entity 20% owned by the Company, and Planet Hollywood (Asia) Pte. Ltd.'s May 2000 sale of an equity interest to a third party, respectively during the twenty-six weeks ended June 25, 2000. This income is offset by $1.8 million of losses reported by Planet Hollywood (Asia) Pte., Ltd., an entity 33% owned by the Company, subsequent to the May 2000 equity transaction. In the twenty-six weeks ended June 27, 1999, losses incurred by Planet Hollywood (Asia) Pte. Ltd. were partially offset by earnings reported by ECE.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities in the twenty-six weeks ended June 27, 1999 and the twenty-six weeks ended June 25, 2000 was $27.7 million and $11.9 million, respectively. The primary use of cash in operating activities was to fund losses from operations.

         Net cash provided by investing activities in the twenty-six weeks ended June 27, 1999 was $16.4 million and the twenty-six week period ended June 25, 2000 was $29.3 million. The increase was primarily the result of proceeds from sales of property and equipment. During the twenty-six weeks ended June 25, 2000, the Company sold its New York Times Square Hotel property for approximately $30.0 million. The Company received proceeds of $20.5 million from the sale of property and equipment in the twenty-six weeks ended June 27, 1999. Capital expenditures for the twenty-six weeks ended June 27, 1999 and the twenty-six weeks ended June 25, 2000 were $4.3 million and $0.7 million, respectively.

         Net cash used in financing activities in the twenty-six weeks ended June 27, 1999, and for the twenty-six weeks ended June 25, 2000 was $12.4 million and $13.8 million respectively. The cash used in financing activities for the twenty-six weeks ended June 25, 2000 was primarily a result of the repayment of notes payable of $47.5 million, offset by the issuance of common stock for $30.0 million and the reduction of restricted cash balances. The cash used in financing activities for the twenty-six weeks ended June 27, 1999 was a result of the repayment of notes payable of $17.9 million, offset by a change in restricted cash of $3.1 million and proceeds from the issuance of notes payable of $2.4 million.

         In May 2000, the Company's Chapter 11 Plan of Reorganization became effective. As a result, the Company's $250,000 12% senior subordinated notes payable, related accrued interest and other liabilities subject to compromise were satisfied through the issuance of a combination of cash, new PIK notes payable, shares of newly issued Class A common stock and the future issuance of approximately $9,500 of cash. The new PIK notes bear interest at 10% per annum, payable semi-annually, and are due in May 2005. The Company also entered into two credit facility agreements as of the effective date, aggregating $25,000, that provide the Company with working capital sources in the event future cash from operations is insufficient to meet the Company's working capital requirements. The Company anticipates utilizing the credit facilities to fund operations. The Company expects that cash on hand; cash generated from operations and funds available under the credit facilities will be sufficient to meet its capital requirements.

OTHER

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

         As of June 25, 2000, the Company had spent approximately $4.3 million implementing its new enterprise information system and addressing the Year 2000 issue. As of July 2000, the Company has not experienced material disruption or other significant problems in its information technology and non-information technology systems. In addition, as of the same date, the Company is not aware of any material Year 2000 compliance issues relating to information technology and non-information technology systems of third party business partners with which the Company maintains material relationships. The Company continues to monitor systems and maintains contact with third party businesses with which the Company has material relationships with respect to year

2000 compliance and any Year 2000 issues that may arise at a later date. However, there can be no assurance that the Company or any third party business partners will not have ongoing Year 2000 compliance issues that may have an adverse effect on the Company.

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

         CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results. Currency fluctuations did not have a material effect on the Company's results in the first two quarters of 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are potential and named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through issuance or otherwise, will not have material adverse effect on the consolidated financial statements of the Company.

         As a result of the Company's Chapter 11 proceedings, which were completed in May 2000, all actions under its litigation matters were stayed and jurisdiction over the resolution of these matters was transferred to the Bankruptcy Court. Claimants against the Company in these matters were treated as unsecured creditors. See Item 2 of this Form 10Q - "Management's discussion and analysis of financial condition and result of operations - Other" for a description of the Company's Chapter 11 proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with its reorganization, the Company experienced on the Effective Date of the Reorganization a change in its equity ownership that constituted a change of control. A group of investors, organized by the Company's Chairman and CEO, invested $30 million cash into the Company for the right to direct ownership of approximately seven million shares of new common stock (70% of the voting securities of the Company). The balance of the outstanding shares of common stock (three million shares), together with $47.5 million in cash and $60 million in new secured PIK Notes were distributed to the Company's former bondholders in exchange for the cancellation of approximately $282 million in debt. All previously existing common stock of the Company was canceled in exchange for 200,000 warrants to purchase new common stock in the reorganized Company. Each warrant is exercisable for the purchase of one share of new Class A Common Stock at an exercise price of $65.50 per share and will expire on the third anniversary of the Effective Date of the Plan.

         The Company obtained a $10 million standby term loan from Bay Harbour Management, LC as a backstop to a $15 million working capital facility also obtained at the Effective Date of the Plan. The term loan is evidenced by a Note Purchase Agreement between the Company, certain other parties and Wilmington Trust Company, as agent, and matures two years after the Effective Date of the Plan, subject to certain optional extensions. At its option, until the maturity date of the term loan, the lender shall have the right to convert any outstanding amount of the loan into shares of Class A Common Stock, dollar for dollar, at $4.29 per share. In addition, the lender was granted, as part of its commitment fee, warrants to purchase 200,000 shares of new Class A Common Stock at an exercise price of $4.29 per share which will expire on January 8, 2003.

ITEM 5.  OTHER INFORMATION

         In May of this year, the Company announced the hiring of Christopher R. Thomas who was appointed President and Chief Financial Officer. Prior to joining the Company, Mr. Thomas served as president and chief financial officer of California-based Sizzler USA, a domestic steakhouse chain that went through a Chapter 11 bankruptcy restructuring a few years ago. Mr. Thomas is a former certified public accountant with Arthur Andersen and spent 15 years with Sizzler, part of that time serving as chief financial officer for its parent company, Sizzler International, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                  Exhibit 10 Employment Agreement between the Company and Christopher R. Thomas
                  Exhibit 27        Financial Data Schedule
         b.  Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the thirteen weeks ended June 25, 2000:

DATE OF REPORT    FILING DATE       REGARDING
--------------    -----------       ---------
5/09/00                             5/18/00 The announcement that the Company
                                    had successfully emerged from Chapter 11 reorganization and discussion of the change in its equity ownership that constituted a change in control as of the effective date of the reorganization.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE:   August 14, 2000            By: /s/ ROBERT EARL
                                   --------------------
                                   Name: Robert Earl
                                   Its:  Chairman and Chief Executive Officer

DATE:  August 14, 2000             By: /s/ CHRISTOPHER R. THOMAS
                                   -----------------------------
                                   Name: Christopher R. Thomas
                                   Its:  President, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

Exhibit 10        Employment Agreement between the Company and
                  Christopher R. Thomas
Exhibit 27        Financial Data Schedule