Form 10-Q/A
period 2000-06-25
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2000-09-20
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to___________________

                         Commission File Number 00028230

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              59-3283783
-------------------------------                              ----------------
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

         As of July 31, 2000, there were 3,000,001 shares of the registrant's Class A voting Common Stock outstanding and 7,000,023 shares of the registrant's Class B voting Common Stock outstanding.

                                EXPLANATORY NOTE

This form 10-Q/A amends the Form 10-Q filed by Planet Hollywood International, Inc. on August 14, 2000 to correct a typographical error included on the cover page of that quarterly report. The description of the Company's Class B Common Stock outstanding has been changed from non-voting to voting.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE:  September 18, 2000               By: /s/ CHRISTOPHER R. THOMAS
                                            ------------------------------------
                                        Name: Christopher R. Thomas
                                        Its:  President, Chief Financial Officer