Form 10-Q
period 2000-09-24
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2000-11-08
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to___________________

                         Commission File Number 00028230

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                59-3283783
         ------------------------------             ---------------------
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

                                    Yes [X]     No [ ]


         As of October 31, 2000 there were 3,000,001 shares of the registrant's Class A voting Common Stock outstanding and 7,000,023 shares of the registrant's Class B voting Common Stock outstanding.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                      INDEX

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets - September 24, 2000
                     and December 26, 1999........................................................1

                     Condensed Consolidated Statements of Operations - Thirteen
                     Weeks and Thirty-nine Weeks ended September 24, 2000 and
                     September 26, 1999...........................................................2

                     Condensed Consolidated Statements of Cash Flows  - Thirty-
                     nine Weeks ended September 24, 2000 and September 26, 1999...................3

                     Condensed Consolidated Statements of Changes in Stockholders'
                     Equity (deficit) - Thirty-nine Weeks ended September 24, 2000 and
                     December 26, 1999............................................................4

                     Notes to Condensed Consolidated Financial Statements.........................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations....................................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................17


Part II  OTHER INFORMATION

         Item 1. Legal Proceedings ..............................................................18

         Item 5.  Other Information..............................................................18

         Item 6.  Exhibits and Reports on Form 8-K...............................................18


SIGNATURES.......................................................................................19

                         PART I - FINANCIAL INFORMATION

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                                SEPTEMBER 24,
                                                                    2000         DECEMBER 26,
                                                                 (UNAUDITED)         1999
                                                                -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents ..............................      $  11,359       $  14,143
    Accounts receivable, net ...............................          2,612           4,883
    Inventories ............................................         10,201          13,846
    Prepaid expenses and other assets ......................          6,074           7,642
    Assets held for sale ...................................           --            30,000
                                                                  ---------       ---------
         Total current assets ..............................         30,246          70,514
Restricted cash and cash equivalents .......................          1,708           5,403
Property and equipment, net ................................         95,115         129,639
Goodwill, net ..............................................         12,782          13,427
Other assets, net ..........................................          7,360           4,290
Investment in affiliated entities ..........................         11,809          11,668
                                                                  ---------       ---------
         Total assets ......................................      $ 159,020       $ 234,941
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities not subject to compromise:
    Accounts payable and accrued liabilities ...............      $  46,057       $  28,522
    Notes payable - current ................................            280             214
                                                                  ---------       ---------
         Total current liabilities not subject to compromise         46,337          28,736
Deferred rentals ...........................................          7,027           7,059
Notes payable ..............................................         41,015           1,648
Notes payable to affiliates ................................         21,655            --
Deferred credits ...........................................          6,236           4,660
                                                                  ---------       ---------
         Total liabilities not subject to compromise .......        122,270          42,103
Liabilities subject to compromise ..........................           --           304,671
Minority interest ..........................................          1,912           3,212
Stockholders' equity (deficit):
    Common stock - Class A .................................             30           1,008
    Common stock - Class B .................................             70              84
    Capital in excess of par value .........................        332,218         286,886
    Accumulated deficit ....................................       (289,775)       (398,358)
    Accumulated translation adjustment .....................         (7,705)         (4,665)
                                                                  ---------       ---------
Total stockholders' equity (deficit) .......................         34,838        (115,045)
                                                                  ---------       ---------
Total liabilities and stockholders' equity (deficit) .......      $ 159,020       $ 234,941
                                                                  =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                   THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                ---------------------------     ---------------------------
                                                SEPTEMBER 24, SEPTEMBER 26,     SEPTEMBER 24,  SEPTEMBER 26,
                                                    2000          1999              2000           1999
                                                ------------  ------------      ------------   ------------
Revenue ....................................     $  47,659      $  80,441         $ 136,578      $ 232,116
Cost and expenses:
    Cost of sales ..........................        13,624         22,634            37,268         63,595
    Operating expenses .....................        35,902         56,731           105,934        169,799
    General and administrative expenses ....         6,237          9,315            17,458         33,490
    Preopening costs .......................          --            1,320              --            1,623
    Depreciation and amortization ..........         2,578          5,528             8,741         15,511
    Restructuring and reorganization charges          --            1,028             8,396          4,528
    Impairment of long lived assets ........          --           75,199            24,165         79,797
                                                 ---------      ---------         ---------      ---------
                                                    58,341        171,755           201,962        368,343

Loss from operations .......................       (10,682)       (91,314)          (65,384)      (136,227)
Non-operating expense (income):
    Interest expense .......................         1,848          8,245             3,476         25,499
    Interest income ........................          (286)          (207)             (780)          (981)
    Equity in Loss of unconsolidated
       affiliates ..........................           560          1,093               723          2,248
    Net gain on sale of assets .............          (816)        (3,672)             (816)        (3,672)
    Minority interest and other ............           (10)          (745)           (3,794)          (405)
                                                 ---------      ---------         ---------      ---------
Loss before extraordinary item .............       (11,978)       (96,028)          (64,193)      (158,916)
Extraordinary gain on debt forgiveness .....          --             --            (172,776)          --
                                                 ---------      ---------         ---------      ---------
Net Income (loss) ..........................     $ (11,978)     $ (96,028)        $ 108,583      $(158,916)
                                                 =========      =========         =========      =========
Income (loss) per share:
BASIC AND DILUTED
    Loss before extraordinary item .........     $   (1.20)     $   (0.88)        $    (.62)     $   (1.46)
    Extraordinary gain on debt forgiveness .          --            --                 1.67          --
                                                 =========      =========         =========      =========
Net Income (loss) ..........................     $   (1.20)     $   (0.88)         $   1.05      $   (1.46)
                                                 =========      =========         =========      =========
BASIC AND DILUTED
    Weighted Average Shares ................        10,000        109,091           103,813        109,091
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

             PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIAIRIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                      THIRTY-NINE WEEKS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 24,  SEPTEMBER 26,
                                                        2000          1999
                                                    ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES ...........     $(19,305)     $(39,539)
                                                      --------      --------
Cash flows from investing activities:
    Additions to property and equipment .........         (550)       (4,118)
    Proceeds from sales of property and equipment       30,800        24,289
    Sales of joint venture interests ............         --          17,385
                                                      --------      --------
NET CASH PROVIDED BY INVESTING ACTIVITIES .......       30,250        37,556
                                                      --------      --------
Cash flows from financing activities:
     Change in restricted cash ..................        3,695         4,904
    Proceeds from issuance of common stock ......       30,000          --
    Repayment of notes payable ..................      (47,362)      (24,277)
                                                      --------      --------
NET CASH USED IN FINANCING ACTIVITIES ...........      (13,667)      (19,373)
                                                      --------      --------
EFFECT OF EXCHANGE RATES ON CASH ................          (62)          (24)
                                                      --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......       (2,784)      (21,380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        14,143        45,426
                                                      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......     $ 11,359      $ 24,046
                                                      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       STATED IN THOUSANDS OF U.S. DOLLARS

                                                   COMMON                                COMMON
                                                    STOCK                                 STOCK
                                                   CLASS A                               CLASS B                    CAPITAL IN
                                           --------------------------         ---------------------------            EXCESS OF
                                           SHARES            AMOUNT            SHARES             AMOUNT             PAR VALUE
                                           ------           ---------         ---------          ---------          -----------
Balance at
   December 27, 1998 ..........            97,326          $     974          $  11,765          $     118          $ 285,667

Net loss ......................              --                 --                 --                 --                 --

Other comprehensive  income
(loss)

   Currency translation
     adjustment ...............              --                 --                 --                 --                 --
Comprehensive income (loss) ...              --                 --                 --                 --                 --
Conversion of Class B  shares
 to Class A shares ............             3,449                 34             (3,449)               (34)              --

Amortization of celebrity
   restricted stock options
   and awards .................              --                 --                 --                 --                1,219

Exercise of stock options

Employee restricted stock
   awards .....................              --                 --                 --                 --                 --
                                        ---------          ---------          ---------          ---------          ---------
Balance at
   December 26, 1999 ..........           100,775              1,008              8,316                 84            286,886


Net income ....................              --                 --                 --                 --                 --

Other comprehensive income
   (loss):

Currency translation
   adjustment .................              --                 --                 --                 --                 --

Comprehensive income (loss) ...              --                 --                 --                 --                 --

Cancellation of Class A
   shares .....................          (100,775)            (1,008)              --                 --                1,008

Cancellation of Class B
   shares .....................              --                 --               (8,316)               (84)                84

Issuance of warrants in
   cancellation of Class A
   and B shares ...............              --                 --                 --                 --                    1

Warrants issued for loan costs               --                 --                 --                 --                  325

Amortization of celebrity
   restricted stock options and
   awards .....................              --                 --                 --                 --                1,157

Issuance of Class A shares ....             3,000                 30               --                 --               12,827

Issuance of Class B shares ....              --                 --                7,000                 70             29,930
Balance at
   September 24, 2000
    (unaudited) ...............             3,000          $      30              7,000          $      70          $ 332,218
                                        =========          =========          =========          =========          =========


                                                                                                  TOTAL
                                     COMPREHENSIVE                                              ACCUMULATED       STOCKHOLDERS
                                         INCOME            ACCUMULATED         DEFERRED         TRANSLATION           EQUITY
                                          (LOSS)            DEFICIT           COMPENSATION       ADJUSTMENT         (DEFICIT)
                                     --------------        -----------        ------------     ------------       -----------
Balance at
   December 27, 1998 ..........              --            $(177,288)         $    (225)         $  (2,931)         $ 106,315

Net loss ......................         $(221,070)          (221,070)              --                 --             (221,070)

Other comprehensive  income
(loss)

   Currency translation
     adjustment ...............            (1,734)              --                 --                (1734)            (1,734)
                                        ---------
Comprehensive income (loss) ...         $(222,804)              --                 --                 --                 --
                                        ---------
Conversion of Class B  shares
 to Class A shares ............              --                 --                 --                 --                 --

Amortization of celebrity
   restricted stock options
   and awards .................              --                 --                 --                 --                1,219

Exercise of stock options

Employee restricted stock
   awards .....................              --                 --                  225               --                  225
                                        ---------            -------              -----           --------            -------
Balance at
   December 26, 1999 ..........              --             (398,358)              --               (4,665)          (115,045)

                                        ---------          ---------         ---------           ---------          ---------
Net income ....................         $ 108,583            108,583               --                 --              108,583

Other comprehensive income
   (loss):

Currency translation
   adjustment .................            (3,040)              --                 --               (3,040)            (3,040)
                                        ---------

Comprehensive income (loss) ...         $ 105,543               --                 --                 --                 --
                                        ---------

Cancellation of Class A
   shares .....................              --                 --                 --                 --                 --

Cancellation of Class B
   shares .....................              --                 --                 --                 --                 --

Issuance of warrants in
   cancellation of Class A
   and B shares ...............              --                 --                 --                 --                    1

Warrants issued for loan costs               --                 --                 --                 --                  325

Amortization of celebrity
   restricted stock options and
   awards .....................              --                 --                 --                 --                1,157

Issuance of Class A shares ....              --                 --                 --                 --               12,857

Issuance of Class B shares ....              --                 --                 --                 --               30,000
                                        ---------          ---------         ---------           ---------          ---------
Balance at
   September 24, 2000
    (unaudited) ...............              --            $(289,775)         $    --            $  (7,705)         $  34,838
                                        =========          =========          =========          =========          =========


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

         On October 12, 1999 (the "Petition Date"), the Company and twenty-five of its domestic operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represented the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. The Debtors' Chapter 11 cases resulted from a sequence of events stemming primarily from significant operating losses experienced in fiscal 1998 and fiscal 1999. These losses were primarily due to declines in same unit sales, overall disappointing fiscal operating results, expenses due to the development of the now discontinued other non-core concepts.

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

         The Company also entered into two secured credit facility agreements aggregating $25,000 as of the Effective Date. A revolving credit facility agreement (the "Credit Facility") allows the Company to borrow up to $15,000, under certain conditions, bearing interest at the Eurodollar rate plus 3.25% annually. The Credit Facility expires in May 2002 and borrowings thereunder will be collateralized by certain Company assets. A note purchase agreement (the "Note Agreement") provides an additional $10,000 in financing, under certain conditions, bearing interest at 14% annually. The Note Agreement expires May 2002 and borrowings thereunder will be collateralized by certain Company assets. Borrowings under the Note Agreement will be convertible into Class A Common Stock at $4.29 per share and the Company issued warrants to purchase 200,000 shares of New Class A Common Stock at $4.29 per share under the Note Agreement which expires January 2003. The warrants have been valued at $325 and are recorded as deferred loan costs in the accompanying consolidated balance sheet. No borrowings have yet been made under either credit facility.

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

2.  IMPAIRMENT OF LONG-LIVED ASSETS

         During the quarter ended June 25, 2000, the Company recorded a non-cash impairment charge of $24,165 related to the write-down of long-lived assets of one foreign and five domestic restaurants units. An impairment was recognized as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long-lived assets relating to the units. As a result, the carrying values of these assets were written down to their estimated fair values, based on the

Company's estimates of future discounted cash flows.

         In the first quarter of 1999, the Company recorded a charge of $4,598 for long-lived assets which were impaired. Of that amount, $2,650 was for an additional impairment of a site under development, which was sold during the second quarter 1999. In partial execution of the Plan, the Company closed nine Company owned domestic Planet Hollywood locations on October 11, 1999. On October 11, 1999, the Company also closed certain non-core discontinued concepts. During October 1999, the Company franchised to certain third parties, three Company owned Planet Hollywood units and closed one unit in Canada. In the third quarter of 1999, the Company recorded a $75,199 impairment of long lived asset expense representing the value of assets abandoned or impaired as a result of the closing and franchising of units described above and certain similar unit transactions planned for future periods.

3.  INVESTMENTS

         In February 2000, PH Asia entered into a binding letter agreement pursuant to which Star Performance Development Limited, an affiliate of Magnetic Light Profits Limited (a Company shareholder), agreed to purchase one third of PH Asia's outstanding capital stock for approximately $4.0 million. The transaction closed in May, 2000, reducing the Company's equity interest in PH Asia to 33%. Subsequent to the third quarter 2000, the Company entered into an agreement with Leisure Ventures and Star East Holdings Limited, the parent corporation to both Star Performance Development Limited and Magnetic Light Profits Limited, whereby both Leisure Ventures and the Company's agreed to sell its remaining equity interest in PH Asia to Star East in exchange for the issuance of approximately 12% of Star East's issued ordinary share capital, which is freely tradable on the Stock Exchange of Hong Kong Limited. The Company received approximately 49,570,552 Star East shares representing approximately 6% interest when the transaction closed in late October 2000.

4.  SALE OF ASSETS

         On April 25, 2000, the Company sold its New York Times Square Hotel property for approximately $30,000, which approximated its carrying value at the time of sale.

         In August 2000, the Company sold its Dublin, Ireland Planet Hollywood unit resulting in a gain of approximately $800.

5.  NOTES PAYABLE TO AFFILIATES

         As of September 24, 2000, the Company has $20,905, net of discounts, of notes payable to holders of Class A common stock equivalent to a greater than 10% ownership interest in the Company.

6.  JOINT VENTURES

         During the quarter ended June 25 2000, the Company entered into a joint venture arrangement with a third party for the development and operation of the Company's website. Under the joint venture agreement, the Company contributed intellectual property for its 80% interest and the joint venture partner has contributed $2,000 for the remaining 20% interest in the venture. The venture is consolidated in the Company's September 24, 2000 condensed consolidated financial statements. Operations for the venture commenced in July 2000.

         In June 2000, the Company entered into a joint venture agreement with a related party for the purchase of the Planet Hollywood unit in Rome, Italy. The Company forgave approximately $1,500 of receivables due from the related party and issued a note payable for $750 in exchange for a 50% ownership interest in the venture. The venture is accounted for under the equity method of accounting in the accompanying financial statements.

7.  OTHER COMPREHENSIVE LOSS

         In addition to net loss, comprehensive loss includes certain amounts recorded directly in equity. The components of comprehensive income were as follows:

                                                 THIRTEEN WEEKS ENDED
                                             ----------------------------
                                             SEPTEMBER 24,   SEPTEMBER 26,
                                                  2000           1999
                                             -------------   -------------
Net loss .................................     $(11,978)       $(96,028)
Foreign currency translation adjustment...       (2,514)          1,223
                                               --------        --------
Comprehensive loss .......................     $(14,492)       $(94,805)
                                               ========        ========

         Accumulated other comprehensive income is comprised solely of foreign currency translation adjustment.

8.  EARNINGS (LOSS) PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

          Options to purchase 1,000,000 shares of common stock and warrants to purchase 400,000 shares of common stock were not included in the computation of diluted earnings per common share in the thirteen and thirty-nine weeks ended September 24, 2000 since the effect would be antidilutive.

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

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999.

         In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows.

                                                     THIRTEEN WEEKS ENDED
                                                 -----------------------------
                                                 SEPTEMBER 24,   SEPTEMBER 26,
                                                     2000            1999
                                                 -------------   -------------
REVENUES:
    Food & Beverage                                    73.2%           71.7%
    Merchandise                                        20.4%           24.0%
    Theatre, royalty, franchise fees and other          6.4%            4.3%
                                                     ------          ------
                                                      100.0%          100.0%

CERTAIN COST AND EXPENSES:
    Food and beverage cost of sales (a)                25.4%           26.0%
    Merchandise cost of sales (b)                      36.1%           33.4%
    Total - Cost of sales (c)                          29.0%           28.6%
    Operating expenses (c)                             76.5%           71.7%

--------------
(a) As a percentage of food and beverage sales.
(b) As a percentage of merchandise sales.
(c) As a percentage of sales.

         REVENUES. Total revenues decreased from $80.4 million for the thirteen weeks ended September 26, 1999 ("third quarter 1999") to $47.7 million for the thirteen weeks ended September 24, 2000 ("third quarter 2000"), a decrease of $32.7 million or 41%. The decrease in total revenues was attributable to approximately $13.7 million or 17% of declines in same-unit sales and approximately $19.0 million of declines, net, related to the closing, sales, franchising or licensing of 26 units during fiscal 1999, a majority of which were completed in October 1999.

         Food and beverage sales and merchandise sales derived from Company-operated units, as well as merchandise sales from other retail channels, are referred to herein collectively as "Sales". Sales decreased 41% from $79.1 million for third quarter 1999 to $46.9 million for third quarter 2000. The decrease in Sales was primarily due to a decline in sales in the units comprising the Company's same unit base and the closing, sales, franchising or licensing of 26 company operated units during fiscal 1999, a majority of which were completed in October 1999. The decline in the same unit sales was primarily due to declines in merchandise sales and customer traffic.

         COSTS AND EXPENSES. Food and beverage costs decreased from 26.0% of food and beverage sales in third quarter 1999 to 25.4% in third quarter 2000. Merchandise costs increased from 33.4% of merchandise sales in third quarter 1999 to 36.1% in third quarter 2000 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $56.7 million in third quarter 1999 to $35.9 million in third quarter 2000. As a percentage of sales, these costs increased from 71.7% of sales in third quarter 1999 to 76.5% in third quarter 2000. This percentage increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

         General and administrative expenses decreased from $9.3 million in third quarter 1999 to $6.2 million in third quarter 2000. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during fiscal 1999 and first quarter 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased from $5.5 million in third quarter 1999 to $2.6 million in third quarter 2000. The decrease of $2.9 million was primarily due to the Company's closing, selling, franchising or licensing of 26 Company operated units during fiscal 1999, a majority of which were completed in October.

         RESTRUCTURING AND REORGANIZATION CHARGES. In third quarter 1999, the Company recorded a charge of $1.0 million related to the estimated costs to terminate leases for units closed during the fourth quarter 1999 and professional fees incurred related to restructuring activities.

         IMPAIRMENT OF LONG LIVED ASSETS. In third quarter 1999, the Company recorded a charge of $75.2 million to write off costs associated with units which have been abandoned as part of the Company's reorganization.

         INTEREST EXPENSE. Interest expense decreased from $8.2 million in third quarter 1999 to $1.8 million in third quarter 2000. The interest expense for the third quarter 1999 primarily resulted from the Company's $250 million debt offering completed in March 1998. Interest expense in the third quarter 2000 consists primarily of interest associated with the Company's newly restructured debt after its May 9, 2000 emergence from bankruptcy. As of May 9, 2000, the Company's $250,000 12% senior subordinated notes payable plus accrued interest of approximately $32,000 were satisfied through the issuance of a combination of $47,500 in cash, $60,000 of new secured PIK notes payable and approximately 3,000,000 shares of newly issued Class A Common Stock.

          INTEREST INCOME. Interest income increased from $0.2 million in the third quarter 1999 to $0.3 million in the third quarter 2000. The increase resulted from increased cash and investment balances resulting from an infusion of capital and the forgiveness of debt under the plan of reorganization.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates was a loss of $1.1 million in third quarter 1999 compared to $0.6 million in third quarter 2000. These losses are a result of the continued negative operating results of Planet Hollywood (Asia) Pte, Ltd for the third quarter of each period.

         NET GAIN ON SALE OF ASSETS. In third quarter 2000, the Company recorded a gain on the sale of assets of $0.8 million primarily resulting from the Company's sale of its Dublin, Ireland Planet Hollywood unit. In third quarter 1999, the Company recorded a net gain on the sale of assets of $3.7 million comprised of a gain of approximately $5.8 million related to the Company's sale of its 20% ownership interest in the Hotel Pennsylvania offset by a loss on the sale of the Company's New York Sound Republic project.

         MINORITY INTEREST AND OTHER. Minority interest and other decreased from $0.7 million in the third quarter 1999 to $.01 million in third quarter 2000. Minority interest and other consists primarily of minority interest related to the Company's Planet Movies joint venture and Planet Hollywood.com website joint venture.

THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999.

In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                     THIRTY-NINE WEEKS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 24,   SEPTEMBER 26,
                                                       2000           1999
                                                   -------------   -------------
REVENUES:
    Food & Beverage                                    72.4%          72.4%
    Merchandise                                        19.0%          24.1%
    Theatre, royalty, franchise fees and other          8.6%           3.5%
                                                      -----          -----
                                                      100.0%         100.0%

COSTS AND EXPENSES:
    Food and beverage cost of sales (a)                25.4%          25.6%
    Merchandise cost of sales (b)                      35.2%          34.8%
    Total-Cost of sales (c)                            28.5%          28.2%
    Operating expenses (c)                             81.1%          74.5%


----------------
(a) As a percentage of food and beverage sales.
(b) As a percentage of merchandise sales.
(c) As a percentage of Sales.

         REVENUES. Total revenues decreased from $232.1 million for the thirty-nine weeks ended September 26, 1999 to $136.6 million for the thirty-nine weeks ended September 24, 2000, a decrease of $95.5 million or 41%. The decrease in total revenues was attributed to approximately $42.3 million or 18% of declines in same unit sales and approximately $53.2 million of declines, net, related to the closing, sale, franchising or licensing of 26 company operated units during fiscal 1999, a majority of which were completed in October.

         Sales decreased 42% from $226.7 million for the thirty-nine weeks ended September 26, 1999 to $130.6 million for the thirty-nine weeks ended September 24, 2000. The decrease in Sales was primarily due to a decline in sales in the units comprising the Company's same unit base and the closing, sale, franchising or licensing of 26 company operated units during fiscal 1999, a majority of which were completed in October 1999. The decline in same unit revenues was primarily due to declines in merchandise sales and customer traffic.

         COSTS AND EXPENSES. Food and beverage costs decreased from 25.6% of food and beverage sales in the thirty-nine weeks ended September 26, 1999 to 25.4% in the thirty-nine weeks ended September 24, 2000. The decrease was primarily a result of costs associated with the introduction of a new menu during fiscal 1999. Merchandise costs increased from 34.8% of merchandise sales in the thirty-nine weeks ended September 26, 1999 to 35.2% in the thirty-nine weeks ended September 24, 2000 primarily as a result of shifts in sales composition. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $169.8 million in the thirty-nine weeks ended September 26, 1999 to $105.9 million in the thirty-nine weeks ended September 24, 2000. As a percentage of Sales, these costs increased from 74.5% of Sales in the thirty-nine weeks ended September 26, 1999 to 81.1% in the thirty-nine weeks ended September 24, 2000. This increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

         General and administrative expenses decreased from $33.5 million in the thirty-nine weeks ended September 26, 1999 to $17.5 million in thirty-nine weeks ended September 24, 2000. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during 1999 and first quarter 2000.

         PREOPENING COSTS. Preopening costs were $1.6 million in the thirty-nine weeks ended September 26, 1999 related to the Company's opening of the Planet Movies joint venture. There were no new unit openings in 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased from $15.5 million in the thirty-nine weeks ended September 26, 1999 to $8.7 million in the thirty-nine weeks ended September 24, 2000. The decrease of $6.8 million was primarily due to the Company's closing, selling, franchising or licensing of 26 company operated units during fiscal 1999, a majority of which were completed in October 1999.

      RESTRUCTURING CHARGES. In the thirty-nine weeks ended September 26, 1999, the Company recorded a charge of $4.5 million related to the estimated costs to terminate leases for units closed during the fourth quarter 1999 and professional fees incurred related to restructuring activities. In the thirty-nine weeks ended September 24, 2000, the Company recorded a charge of $8.4 million for the costs of legal and professional fees associated with the Company's restructuring.

         IMPAIRMENT OF LONG LIVED ASSETS. In the thirty-nine weeks ended September 26, 1999, the Company recorded a charge of $79.8 million consisting primarily of asset write offs associated with units which have been abandoned as part of the Company's plan of reorganization. As a result of operating losses incurred and projected future losses for certain of the Company's units, the Company recorded an impairment charge of $24.2 million in the thirty-nine weeks ended September 24, 2000.

         INTEREST EXPENSE. Interest expense decreased from $25.5 million in the thirty-nine weeks ended September 26, 1999 to $3.5 million in the thirty-nine weeks ended September 24, 2000. The interest expense for the thirty-nine weeks ended September 26, 1999 primarily resulted from the Company's $250 million debt offering completed in March 1998. As a result of the Company's bankruptcy filing in 1999 and through May 9, 2000, contractual interest expense of approximately $25.8 million associated with the $250 million debt offering for the thirty-nine weeks ended September 24, 2000 was not recorded. Interest expense for the thirty-nine weeks ended September 24, 2000 consists primarily of interest associated with the Company's newly restructured debt after its May 9, 2000 emergence from bankruptcy. As of May 9, 2000, the Company's $250,000 12% senior subordinated notes payable plus accrued interest of approximately $32,000 were satisfied through the issuance of a combination of $47,500 in cash, $60,000 of new secured PIK notes payable and approximately 3,000,000 shares of newly issued Class A Common Stock.

         INTEREST INCOME. Interest income decreased from $1.0 million in the thirty-nine weeks ended September 26, 1999 to $0.8 million in the thirty-nine weeks ended September 24, 2000. The decrease resulted from $0.2 million of interest income in the thirty-nine weeks ended September 24, 2000 being recorded as an offset to restructuring and reorganization charges as a result of the Company's bankruptcy filing.

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates decreased from a loss of $2.3 million in the thirty-nine weeks ended September 26, 1999 to a loss of $0.7 million in the thirty-nine weeks ended September 24, 2000. In the thirty-nine weeks ended September 24, 2000, the Company recognized $0.4 million of earnings reported by ECE, an entity 20% owned by the Company, and a net loss of $1.1 million related to Planet Hollywood (Asia) Pte. Ltd. ("PH Asia"). The PH Asia net loss is comprised of $2.4 million of losses offset by a $1.3 million gain from PH Asia's May 2000 sale of an equity interest to a third party. The Company owned 33% of PH Asia subsequent to the May 2000 equity transaction. In the thirty-nine weeks ended September 26, 1999, loss of unconsolidated affiliates was principally comprised of losses incurred by Planet Hollywood (Asia) Pte. Ltd.

         NET GAIN ON SALE OF ASSETS. In the thirty-nine weeks ended September 26, 1999, the Company recorded a net gain on the sale of assets of $3.7 million comprised of a gain of approximately $5.8 million related to the Company's sale of its 20% ownership interest in the Hotel Pennsylvania offset by a loss on the sale of the Company's New York Sound Republic Project. In the thirty-nine weeks ended September 24, 2000, the Company recorded a gain on the sale of assets of $0.8 million primarily resulting from the sale of its Dublin, Ireland Planet Hollywood unit.

        MINORITY INTEREST AND OTHER. Minority interest and other increased from $0.4 million in the thirty-nine weeks ended September 26, 1999 to $3.8 million in the thirty-nine weeks ended September 24, 2000. The increase is primarily the result of losses incurred by the Company's Planet Movies joint venture that opened in the third quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities in the thirty-nine weeks ended September 26, 1999 and the thirty-nine weeks ended September 24, 2000 was $39.5 million and $19.3 million, respectively. The primary use of cash in operating activities for each period was to fund losses from operations.

         Net cash provided by investing activities in the thirty-nine weeks ended September 26, 1999 and the thirty-nine weeks ended September 24, 2000 was $37.6 million and $30.3 million respectively. The decrease was primarily the result of lower proceeds from asset sales in the thirty-nine weeks ended September 24, 2000 compared to the thirty-nine weeks ended September 26, 1999. The Company also decreased its construction activity in the thirty-nine weeks ended September 24, 2000. Capital expenditures for thirty-nine weeks ended September 26, 1999 and thirty-nine weeks ended September 24, 2000 were $4.1 million and $0.6 million, respectively.

         Net cash used in financing activities in the thirty-nine weeks ended September 26, 1999 and the thirty-nine weeks ended September 24, 2000 was $19.4 million and $13.7 million respectively. In the thirty-nine weeks ended September 26, 1999 the cash used in financing activities was primarily the result of the repayment of $24.2 million of notes payable offset by a reduction of restricted cash of $4.9 million. The cash used in financing activities for the thirty-nine weeks ended September 24, 2000 was primarily a result of the repayment of notes payable of $47.4 million, offset by the issuance of common stock for $30.0 million and the reduction of restricted cash balances of $3.7 million.

         In May 2000, the Company's Chapter 11 Plan of Reorganization became effective. As a result, the Company's $250,000 12% senior subordinated notes payable, related accrued interest and other liabilities subject to compromise were satisfied through the issuance of a combination of cash, new PIK notes payable, shares of newly issued Class A common stock and the future issuance of approximately $9,500 of cash. As of September 24, 2000, the Company had paid approximately $5,204 in satisfaction of the liabilities subject to compromise. The new PIK notes bear interest at 10% per annum, payable semi-annually, and are due in May 2005. The Company also entered into two credit facility agreements as of the effective date, aggregating $25,000, that provide the Company with working capital sources in the event future cash from operations is insufficient to meet the Company's working capital requirements. The Company anticipates utilizing its credit facilities to fund its operating and capital expenditure activities. The Company expects that cash on hand, cash generated from operations and funds available under its credit facilities will be sufficient to meet its requirements.

OTHER

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

         CURRENCY EXCHANGE RISK. The Company's international operations expose it to fluctuations in exchange rates when translating foreign currency to U.S. dollars for financial reporting purposes. The Company is not able to project the effect of future exchange rate fluctuations on its operating results. Currency fluctuations did not have a material effect on the Company's results in the first three quarters of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in commodity prices. The Company purchases certain commodities such as beef, chicken, flour and cooking oil. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

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

         As a result of the Company's Chapter 11 proceedings, which were completed in May 2000, all actions under its litigation matters were stayed and jurisdiction over the resolution of these matters was transferred to the Bankruptcy Court. Claimants against the Company in these matters were treated as unsecured creditors. See Item 2 of this Form 10-Q - "Management's discussion and analysis of financial condition and result of operations - Other" for a description of the Company's Chapter 11 proceedings.

ITEM 5.  OTHER INFORMATION

         In February 2000, PH Asia entered into a binding letter agreement pursuant to which Star Performance Development Limited, an affiliate of Magnetic Light Profits Limited (a Company shareholder), agreed to purchase one third of PH Asia's outstanding capital stock for approximately $4.0 million. The transaction closed in May, 2000, reducing the Company's equity interest in PH Asia to 33%. Subsequent to the third quarter 2000, the Company entered into an agreement with Leisure Ventures and Star East Holdings Limited, the parent corporation to both Star Performance Development Limited and Magnetic Light Profits Limited, whereby both Leisure Ventures and the Company's agreed to sell its remaining equity interest in PH Asia to Star East in exchange for the issuance of approximately 12% of Star East's issued ordinary share capital, which is freely tradable on the Stock Exchange of Hong Kong Limited. the Company'sreceived approximately 49,570,552 Star East shares representing approximately 6% interest when the transaction closed in late October 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             Exhibit 27         Financial Data Schedule
         b.  Reports on Form 8-K

                  There were no reports on form 8-K filed during the thirteen weeks ended September 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE:   November 8, 2000         By: /s/ ROBERT EARL
                                     --------------------------
                                    Name: Robert Earl

                                    Its: Chairman and Chief Executive Officer

DATE:   November 8, 2000         By: /s/ CHRISTOPHER R. THOMAS
                                    ---------------------------
                                    Name: Christopher R. Thomas
                                    Its:  President, Chief Financial Officer