Form 10-Q/A
period 2000-09-24
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2000-12-21
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT NO. 2

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

                                    Yes [X]  No[ ]

         As of July 31, 2000, there were 3,000,001 shares of the registrant's Class A voting Common Stock outstanding and 7,000,023 shares of the registrant's Class B voting Common Stock outstanding.

                                EXPLANATORY NOTE

This form 10-Q/A amends the Form 10-Q filed by Planet Hollywood International, Inc. on August 14, 2000 and form 10-Q/A filed on September 20, 2000 to correct the presentation of earnings (loss) per share. In the Company's earlier filing, earnings (loss) per share was calculated using the weighted average shares outstanding reflecting the new Class A and Class B shares issued in connection with the Company's plan of reorganization assuming they were outstanding as of December 27, 1999. The amended presentation of earnings (loss) per share now reflects the new Class A and Class B shares outstanding as of the May 9, 2000 effective date of the Company's plan of reorganization. The per share information for the thirteen weeks and the twenty-six weeks ended June 27, 1999 is also now included in the earnings (loss) per share presentation.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIAIRES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                    THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                  -----------------------           ------------------------
                                                   JUNE 25,       JUNE 27,           JUNE 25,      JUNE 27,
                                                     2000          1999               2000           1999
                                                  ---------      ---------          ---------      ---------
Revenues ....................................     $  45,418      $  76,647          $  88,919      $ 151,675
Cost and expenses:
    Cost of sales ...........................        12,351         20,728             23,644         40,961
    Operating expenses ......................        35,104         57,259             70,032        113,068
    General and administrative expenses .....         4,987         12,380             11,221         24,175
    Depreciation and amortization ...........         3,268          4,891              6,163          9,983
    Restructuring and reorganization
         charges ............................         7,726            303              8,396          3,803
    Impairment of long-lived assets .........        24,165           --               24,165          4,598
                                                  ---------      ---------          ---------      ---------
                                                     87,601         95,561            143,621        196,588

Loss from operations ........................       (42,183)       (18,914)           (54,702)       (44,913)
Non-operating expense (income):
    Interest expense ........................         1,231          9,136              1,628         17,254
    Interest income .........................          (494)          (282)              (494)          (774)
    Equity in (income) loss of unconsolidated
       affiliates ...........................          (737)            58                163          1,155
    Minority interest and other .............        (3,289)           340             (3,784)           340
                                                  ---------      ---------          ---------      ---------
Loss before extraordinary item ..............       (38,894)       (28,166)           (52,215)       (62,888)
Extraordinary gain on debt forgiveness ......      (172,776)          --             (172,776)          --
                                                  ---------      ---------          ---------      ---------
Net Income (loss) ...........................     $ 133,882      $ (28,166)         $ 120,561      $ (62,888)
                                                  =========      =========          =========      =========
Income (loss) per share:
BASIC AND DILUTED
Loss before extraordinary item ..............     $   (0.72)     $   (0.26)         $   (0.64)     $   (0.58)
                                                  ---------      ---------          ---------      ---------
Extraordinary gain on debt forgiveness ......          3.20           --                 2.12           --
                                                  ---------      ---------          ---------      ---------
Net Income (loss) ...........................     $    2.48      $   (0.26)         $    1.48      $   (0.58)
                                                  =========      =========          =========      =========

BASIC AND DILUTED Weighted
    Average Shares ..........................        53,930        109,091             81,511        109,091
                                                  =========      =========          =========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

             PLANET HOLLYWOOD INTERENATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

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

                                  PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE:  December 20, 2000          By: /s/ CHRISTOPHER R. THOMAS
                                      -------------------------------------
                                  Name: Christopher R. Thomas
                                  Its:  President, Chief Financial Officer