Form 10-Q/A
period 2000-09-24
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2000-12-21
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO.1

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

                                EXPLANATORY NOTE

This form 10-Q/A amends the Form 10-Q filed by Planet Hollywood International, Inc. on November 8, 2000 to correct the weighted average common shares outstanding utilized in the presentation of earnings (loss) per share disclosed in the Company's condensed consolidated statement of operations. In the Company's earlier filing, earnings (loss) per share for the thirty-nine week period ended September 24, 2000 was calculated using weighted average shares outstanding of 103,813. The corrected weighted average shares outstanding for the thirty-nine week period ended September 24, 2000 is 57,674 shares.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS

                                                    THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                ---------------------------      ----------------------------
                                                SEPTEMBER 24,  SEPTEMBER 26,     SEPTEMBER 24,   SEPTEMBER 26,
                                                      2000           1999               2000           1999
                                                ------------   ------------      ------------    ------------
Revenue ....................................     $  47,659      $  80,441          $ 136,578      $ 232,116
Cost and expenses:
    Cost of sales ..........................        13,624         22,634             37,268         63,595
    Operating expenses .....................        35,902         56,731            105,934        169,799
    General and administrative expenses ....         6,237          9,315             17,458         33,490
    Preopening costs .......................          --            1,320               --            1,623
    Depreciation and amortization ..........         2,578          5,528              8,741         15,511
    Restructuring and reorganization charges          --            1,028              8,396          4,528
    Impairment of long lived assets ........          --           75,199             24,165         79,797
                                                 ---------      ---------          ---------      ---------
                                                    58,341        171,755            201,962        368,343

Loss from operations .......................       (10,682)       (91,314)           (65,384)      (136,227)
Non-operating expense (income):
    Interest expense .......................         1,848          8,245              3,476         25,499
    Interest income ........................          (286)          (207)              (780)          (981)
    Equity in Loss of unconsolidated
       affiliates ..........................           560          1,093                723          2,248
    Net gain on sale of assets .............          (816)        (3,672)              (816)        (3,672)
    Minority interest and other ............           (10)          (745)            (3,794)          (405)
                                                 ---------      ---------          ---------      ---------
Loss before extraordinary item .............       (11,978)       (96,028)           (64,193)      (158,916)
Extraordinary gain on debt forgiveness .....          --             --             (172,776)          --
                                                 ---------      ---------          ---------      ---------
Net Income (loss) ..........................     $ (11,978)     $ (96,028)         $ 108,583      $(158,916)
                                                 =========      =========          =========      =========
Income (loss) per share:
BASIC AND DILUTED
    Loss before extraordinary item .........     $   (1.20)     $   (0.88)         $   (1.11)     $   (1.46)
    Extraordinary gain on debt forgiveness .          --             --                 3.00           --
                                                 =========      =========          =========      =========
Net Income (loss) ..........................     $   (1.20)     $   (0.88)         $    1.88      $   (1.46)
                                                 =========      =========          =========      =========
BASIC AND DILUTED
    Weighted Average Shares ................        10,000        109,091             57,674        109,091
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

                                   PLANET HOLLYWOOD INTERNATIONAL, INC.

DATE: December 20, 2000             By:  /s/ CHRISTOPHER R. THOMAS
                                         -----------------------------------
                                    Name: Christopher R. Thomas
                                    Its:  President, Chief Financial Officer