Form 10-K
period 2000-12-31
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2001-04-16
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________


                         Commission File Number 00028230

                       PLANET HOLLYWOOD INTERNATIONAL, INC
             (Exact name of registrant as specified in its charter)

             Delaware                             59-3283783

   (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of March 2, 2001, there were approximately 3,000,001 shares of the registrant's Class A voting common stock and 7,000,023 shares of the registrant's Class B voting common stock outstanding.

The approximate aggregate market value of the registrant's Class A voting common stock held by non-affiliates of the registrant, as of the close of business on February 27, 2001, based on the closing price of $1.88 per share as reported on the Nasdaq Bulletin Board on February 27, 2001 was $3,170,593. The entire amount of the registrant's outstanding Class B voting common stock is held by affiliates.

The Registrant's Definitive Proxy Statement to be filed in connection with the registrant's annual stockholders meeting to be held on May 29, 2001, is incorporated by reference into Part III hereof.

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

General

Planet Hollywood International, Inc., a Delaware corporation (the "Company"), is a creator and worldwide developer of consumer brands that transcend international barriers and capitalize on the universal appeal of movies, sports and other entertainment-based themes. Since the Company commenced operations in October 1991, the Planet Hollywood name and distinctive logo design have become among the most widely-recognized trademarks in the world. To date, the Company has promoted its brands primarily through the operation of theme restaurants, most notably Planet Hollywood, that provide a unique dining and entertainment experience in a high-energy environment and, through integrated retail stores, offer a broad selection of merchandise displaying the Company's logos. The Company had revenue of approximately $176.0 million and a loss before extraordinary item of $82.4 million in fiscal 2000.

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

The Company has been involved with several strategic ventures in movie theatres, lodging, and consumer products. These ventures include Planet Movies by AMC, Official All Star Cafe, Official All Star Hotel, Planet Hollywood Hotel, Cool Planet Ice Cream and Sound Republic. In conjunction with the Company's plan of reorganization and the Company's focus on its core Planet Hollywood operations, the Company has sold its investment in the Official All Star Cafe and Sound Republic units. In August 1999, the Company sold its 20% interest in the Official All Star Hotel. In May 2000, the Company sold its interest in a four story New York Times Square condominium unit which was previously planned to house a Planet Hollywood restaurant and merchandise store adjacent to a planned joint venture Planet Hollywood Hotel. In December 2000, the Company sold its 20% interest in the former Planet Hollywood Hotel building. The Company funded approximately $5.7 million toward the AMC joint venture in fiscal 1999 for the construction of the first "Planet Movies by AMC" complex located near Columbus Ohio, which opened in July 1999. In January 2001, the Company ceased operations of the Planet Movies by AMC concept and terminated the Planet Movies by AMC joint venture arrangement. See item 7 of this form 10-K - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these ventures.

The 1999 - 2000 Restructuring

In mid 1999, the Company's management team concluded, in light of disappointing operating results experienced by the Company, and liquidity and capital needs, that the reorganizational alternative best designed to recapitalize the Company over the long-term and maximize the recovery of all stakeholders was through a prepackaged reorganization plan pursuant to Chapter 11 of the Bankruptcy Code. Toward that end, beginning in April 1999, intensive negotiations were commenced with creditors in an effort to enable the

Company to restructure its indebtedness through a prepackaged Chapter 11 filing. The prepackaged plan, the principal terms of which were announced on August 17, 1999, was the result of such negotiation and effort. Subsequently, the Company commenced a solicitation of votes by holders of the old Senior Subordinated Notes due 2005. The prepackaged plan was approved by a majority of such holders, and a voluntary Chapter 11 reorganization petition was filed in Delaware on October 12, 1999. The plan of reorganization, as amended following the resolution of certain issues before the Bankruptcy Court, was confirmed by the Bankruptcy Court pursuant to an order dated January 21, 2000 and became effective on May 9, 2000.

Material features of the plan of reorganization, as it became effective on May 9, 2000, are as follows:

         * Certain of the underperforming Planet Hollywood, Cool Planet, Official All Star Cafe, and Sound Republic units were closed, sold, franchised and/or licensed and corporate overhead was reduced.

         * Lease terminations and settlement agreements were effected for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

         * The $250 million Senior Subordinated Notes due 2005 and $32 million accrued interest thereon, and all of the Company's pre-existing equity securities, were canceled and extinguished.

         * Holders of the old Senior Subordinated Notes due 2005 received their pro-rata share of (a) $47.5 million cash, (b) $60 million new 10% Secured Deferrable Interest Notes due 2005 and
                  (c) 3.0 million shares of the Company's new Class A common stock.

         * General unsecured creditors received, or will receive, their pro-rata share of approximately (a) $3.8 million cash and (b) $5.7 million new 10% Secured Deferrable Interest Notes.

         * Holders of at least 5,450 shares of the Company's old common stock received their pro-rata share of new Warrants, exercisable for up to 200,000 shares of the Company's new Class A common stock, at an exercise price of $65.50 per share until May 9, 2003.

         * The Company received $30 million cash from a group of five investors organized by Robert Earl, the Company's Chairman of the Board and Chief Executive Officer, in exchange for approximately 7.0 million shares of the Company's new Class B common stock.

         * The Company obtained a $15 million working capital facility from The CIT Group/Business Credit, Inc., WLR Recovery Fund L.P. and certain other financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding modification of such facility.

         * The Company obtained a $10 million standby term loan from Bay Harbour Management, L.C., as a backstop to the $15 million working capital facility. In partial consideration for making such loan commitment, 350,001 shares of the Company's new Class A common stock and warrants to purchase 200,000 shares of the Company's new Class A common stock were issued at an exercise price of $4.29 per share until January 9, 2003.

         * The Company's certificate of incorporation was amended and restated authorizing the issuance of up to (a) 100 million shares of new Class A common stock, (b) 25 million shares of new Class B common stock and (c) 100 million shares of preferred stock.

         * The Company's board of directors was replaced with seven directors, five of which were designated by new equity investors and two of which were designated by the creditors' committee. Three of the seven directors were directors prior to and during the reorganization proceedings.

         * Two stock option plans were adopted, one for employees and independent contractors and one for celebrities, under which options issuable under the plans will be exercisable for the purchase of up to 1,000,000 shares of new Class A common stock.

In accordance with the terms of the plan of reorganization and pursuant to the restated certificate of incorporation and bylaws, all of the Company's directors will be elected by holders of the Class B common stock, provided that (a) after the payment in full of all obligations under the 10% Secured Deferrable Interest Notes, the holders of the Class A common stock will be entitled to elect two directors and (b) at such time when there shall be no shares of Class B common stock issued and outstanding, the holders of the Class A common stock will be entitled to elect all of the Company's directors. The initial holders of the Class B common stock, entered into voting agreements whereby they have agreed to vote their shares initially in favor of the seven directors named in accordance with the plan of reorganization. Until the obligations under the Deferrable Interest Notes have been paid in full, they have agreed to vote their shares in favor of two directors nominated by holders of at least a majority in principal amount of the outstanding Deferrable Interest Notes. The voting agreements also provide that (a) a party holding more than 750,000 shares of common stock shall be entitled to nominate a single candidate for election to the board of directors and that all parties agree to vote in favor of any such properly nominated candidate and (b) except as otherwise provided, the parties agree to vote on certain items, including the proposal to elect directors or to fill vacancies on the Board, amending the Company's restated certificate of incorporation or bylaws and removing officers or issuing securities in accordance with the direction of Robert Earl, the Company's Chairman of the Board and Chief Executive Officer, provided that Mr. Earl is serving on the Board or as an executive officer.

The plan of reorganization and restated certificate of incorporation and bylaws also provide that upon the transfer of shares of the Class B common stock (other than a transfer to an initial holder or an affiliate of such persons), such shares of Class B common stock automatically convert into an equal number of shares of the Company's Class A common stock. At that point when all issued and outstanding shares of the Class B common stock constitute 10% or less of all of the issued and outstanding common stock, all such shares of Class B common stock will automatically convert into an equal number of shares of Class A common stock. All shares of Class B common stock are also convertible, at the option of the holders of such shares, into an equal number shares of Class A common stock at any time after payment in full of the Deferrable Interest Notes; provided, that such optional conversion must include all then outstanding shares of Class B common stock. Shares of Class B common stock that are converted into shares of Class A common stock will be canceled and retired by the Company and may not be reissued. With regard to the $10 million standby term loan referenced above, until the maturity date of such loan, the lender shall have the right to convert any outstanding amount of the loan into shares of Class A common stock, dollar for dollar, at $4.29 per share.

Some of the Company's actions are also currently subject to supermajority voting requirements. The Company's restated bylaws provide that for as long as the Deferrable Interest Notes are outstanding, the authorization of certain transactions require the affirmative vote of at least a majority of the board of directors, including at least one of the directors appointed by (a) holders of at least a majority in principal amount of the outstanding 10% Deferrable Interest Notes, or (b) the Class A stockholders. The affected transactions include:

         * entering into any contract or other transaction with any stockholder, director or beneficial owner of five percent (5%) or more of the Company's capital stock;

         * entering into any contract or other transaction with any officer inconsistent with prior practice and involving more than $350,000;

         * engaging in or committing to engage in the acquisition by the Company or any subsidiary of the Company of a majority of the assets or capital stock of another entity as an entirety;

         * merging or consolidating the Company or any subsidiary of the Company with and/or into another entity, or selling all or substantially all of the Company's assets or any subsidiary of the Company as an entirety; and

         * authorizing or approving any amendment to the Company's restated certificate of incorporation or any amendment by the Board of Directors to the Company bylaws.

The Company recorded charges totaling $139.0 million, $120.7 million, and $35.3 million in fiscal 1998, 1999, and 2000, respectively, relating to the write-down of net assets associated with units closed, franchised, licensed or sold, the impairment of long lived assets, restructuring and severance costs, accelerated celebrity compensation costs and reorganization costs. Included in the 1999 charges was $12.1 million of impaired goodwill. See Item 7 of this form 10-K - "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these charges.

Concept Revitalization

The Company has initiated a multi-faceted Planet Hollywood concept revitalization program to remake our guests' experience and re-establish Planet Hollywood in the minds of tourists, travelers and local residents as the place to visit for great food and fun and an incomparable experience of the World of Hollywood. The program is being executed in several phases throughout fiscal 2001 with overall goals of increasing restaurant guest counts, sales and profits, controlling expenses through certain cost containment initiatives and increasing shareholder value by improving the overall profitability of the Company's existing restaurants. The key elements to the concept revitalization plan include the following:

- Food and beverage changes designed to provide a higher quality and higher value menu
- Staff and service enhancements to include improved hiring guidelines, retraining of existing restaurant staff, implementation of updated table top service and an updated uniform program
- Updated and upgraded multi-media entertainment capabilities and programming and lighting
- Retail enhancements directed toward updating and improving visual "looks", retail products, sales staffing and training
- Enhancements to group sales menus, merchandise opportunities and enhanced package economics
-        "Re-launch" marketing programs
-        Facility refreshment
- Enhanced memorabilia displays including the introduction of interactive memorabilia and kiosks

Revitalization efforts are focused on improving the Company's brand name and overall profitability for fiscal 2001 and future periods. The key accomplishments of the revitalization program attained to date are the implementation of new menus, installation of restaurant staff and service enhancements and the conversion of our Times Square location into an updated Planet Hollywood restaurant. The Times Square Planet Hollywood is an updated image restaurant that has received a positive guest response since its opening in November 2000. As a result of the revitalization program the Company has experienced positive comparative restaurant sales for the first quarter of fiscal 2001 for domestic Planet Hollywood restaurants.

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

The Company's plan of reorganization includes the expansion of the Company's roster of celebrity stockholders, with an emphasis on new, up-and-coming stars, in order to further expand its appeal to broader segments of consumers. The Company anticipates that it will be able to attract new celebrities to enter into promotional agreements with the Company similar to those currently in effect. For example, during fiscal 2000 the Company entered into celebrity arrangements with Bruce Willis, Shaquille O'Neal, and N'SYNC. There can be no assurance, however, of the extent to which major motion picture, sports, music or other celebrities will promote the Company or its brands in the future. In December 2000, certain sports celebrities surrounding the Official All Star Cafe concept filed a litigation case against the Company challenging the Company's rights to enforce certain promotional agreements. The celebrities asked that certain memorabilia be removed from the Official All Star Cafe restaurants and that the Company discontinue any further use of their photographs or names. The Company has complied with the celebrity demands without significant monetary damages or costs.

Advertising and Promotion

The Company generally attracts new customers through word-of-mouth, the visibility of its branded merchandise, radio and print advertising, billboards and through media coverage. In addition, certain Company-owned units employ their own public relations manager. Motion picture premieres have also been occasions for media events at the Company's units, further enhancing the awareness and cachet of the brand. The Company issues redeemable vouchers for food and merchandise purchases to tour operators in an effort to encourage tourists to include certain of the Company's units on their itineraries. The Company also hosts fund-raising parties for local charities at its units with the support of celebrities.

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

The licensed rights for Asia are currently held by Planet Hollywood (Asia) Pte Ltd. ("PH Asia"), an entity that is 100% owned by Star East Holdings, Ltd. ("Star East"), a company listed on The Stock Exchange of Hong Kong Limited. Mr. Philip Wong, a director of the Company, is a principal of Star East. The Company owns approximately 6% of Star East. From time to time, some of the Company's franchisees have also entered into management agreements with PH Asia pursuant to which PH Asia has agreed to manage the franchisee's restaurants. See Note 6 to the Company's Consolidated Financial Statements for condensed financial information relating to affiliated companies, including PH Asia.

The Company is party to a master franchise agreement with ECE S.A. de C.V., a publicly-traded Mexican company ("ECE") in which the Company is a 20% stockholder. Mr. Claudio Gonzalez (a director and stockholder of the

Company) is one of ECE's principal stockholders and the Chairman of its Board of Directors. ECE is currently operating and has rights to open Planet Hollywood and Official All Star Cafe units in certain international markets, including Mexico and South America. Pursuant to the franchise agreement, ECE previously paid nonrefundable franchise fees of $5.0 million for the right to open a total of five Planet Hollywood units and two Official All Star Cafe units in Mexico through 2000. ECE is obligated to pay continuing royalties to the Company pursuant to such agreement, based on a percentage of the total revenues from its units.

The Company is party to master franchise agreements with Kingdom Planet Hollywood, Ltd. ("Kingdom"), an affiliate of HRH Prince Alwaleed Bin Talal Abdulaziz Al Saud of Saudi Arabia and a significant stockholder of the Company, pursuant to which Kingdom may develop numerous Planet Hollywood, Official All Star Cafe and Sound Republic units, in a total of 23 countries throughout the Middle East and Europe. During 1997, Kingdom paid the Company approximately $9.5 million for seven locations and had an option for an additional $1.5 million to develop up to two more units in Italy. Kingdom also purchased approximately 1,087,000 shares of the Company's common stock directly from the Company in 1997 for approximately $19.6 million. In 1998, Kingdom entered into certain other transactions with the Company relating to the formation and operation of three corporations to be owned equally by Kingdom and the Company. Those corporations were to own and operate Planet Hollywood units in Tokyo, Japan and Zurich, Switzerland and an Official All Star Cafe unit in London, England. In connection therewith, the Company received approximately $4.3 million in cash and $1.0 million in the form of a note receivable from Kingdom from the sale of 50% of the Company's interest in three corporations during fiscal 1998. The Company does not currently plan to develop a restaurant in London. During fiscal 1999, the assets of the Zurich Planet Hollywood unit were sold for $1.9 million. The Company applied the proceeds of the sale to the note receivable from Kingdom and recorded a $0.9 million gain from the sale during 1999. In June 2000, the Company entered into a joint venture agreement with Kingdom for the purchase of a 50% interest in the Planet Hollywood unit in Rome, Italy. The Company forgave approximately $1.5 million of receivables due from Kingdom and issued a note payable for $0.8 million in exchange for the 50% ownership interest in the venture. In February 2001, the Company received $2.0 million in connection with the redemption of the Company's 50% stock ownership interest in a Japanese company organized for the purposes of operating a Planet Hollywood restaurant in Tokyo, Japan. As a result of this transaction, Star East (Japan) Limited, an affiliate of Star East, obtained an 80% ownership interest in the Japanese company. KR-87, Ltd., an affiliate of Kingdom Planet Hollywood, Ltd, retained a 20% ownership interest. In addition, the Company entered into a new site franchise agreement relating to the development of a Tokyo Disneyland Planet Hollywood unit.

Intellectual Property

The Company has registered the Planet Hollywood name and associated designs and logos; has registered, applied for registration and received certain licenses for the Official All Star Cafe name and associated designs and logos; and has applied for the registration of the Cool Planet concept brand name and associated design and logo, as a trademark, trade name and service mark with the United States Patent and Trademark Office. The Company also has registered or has applied for registrations in corresponding offices in other countries in which its units are located and, wherever legally permissible, has filed applications to register its trademarks, designs, trade names and service marks in foreign countries where it has an expectation of opening units in future years. There can be no assurance that such registrations and other steps will prove effective in protecting the proprietorship of the Company's brands. The Company regards its trademarks, designs, trade names, service marks and trade dress as having significant value and as material to its business.

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

The Company has entered into a master license agreement with PH Asia entitling PH Asia to use and sublicense the Planet Hollywood name in connection with developing, franchising and operating Planet Hollywood units throughout most of Asia and in certain Middle East countries. The Company receives no royalties from PH Asia under this agreement.

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

Employees

As of December 31, 2000, the Company employed approximately 3,687 persons, 104 of whom were corporate management and administrative employees, 300 were restaurant and merchandise management personnel, and 3,283 were employed in non-management restaurant and merchandising operations. The Company's employees are not covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike, or labor dispute. The Company considers relations with its employees to be satisfactory.

Governmental Regulation

Alcoholic Beverage Regulation. The Company's units are subject to licensing and regulation by a number of governmental authorities. The Company is required to operate its units in strict compliance with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of the states and municipalities where its units are located. Alcoholic beverage control regulations require each of the Company's units to apply to a state authority and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the units, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company routinely obtains all regulatory permits and licenses necessary to operate its units that are currently open, and intends to do the same for all future units. Failure on the part of the Company to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to terminate the sale of alcoholic beverages at its units. To reduce this risk, each Company unit is operated in accordance with procedures intended to ensure compliance with applicable laws and regulations. The failure to receive or retain, or any delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

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

Item 2.    Properties

As of December 31, 2000, the Company, together with its franchisees and licensees, operated 62 theme restaurants located in 22 countries throughout North America, Europe and Asia, of which 30 are Company-owned. At present, all Company-owned units are located on leased sites, with lease terms (including renewal options) generally ranging from 15 to 25 years. Typically, the lease rental includes a minimum fixed rent and additional rent based on a percentage of total revenue from the unit. In fiscal 2000, total rental expense represented approximately 18% of direct revenues. In connection with its reorganization plan, the Company effected a number of lease terminations and settlement agreements for the resolution of lease termination claims or the restructuring or other disposition of lease obligations during fiscal 1999. As of December 31, 2000, the following tables provide information about the Company-owned and franchised or licensed units that were operating.

                               Company-Owned Units

Planet Hollywood
  Location                                   Year Opened    Location                                           Year Opened
  --------                                   -----------    --------                                           -----------
  New York, New York...................         1991        San Francisco, California......................       1995
  London, England......................         1993        Paris, France..................................       1995
  Washington, D.C......................         1993        San Antonio, Texas.............................       1996
  Mall of America, Minnesota...........         1993        Myrtle Beach, South Carolina...................       1996
  Lake Tahoe, Nevada...................         1994        Nashville, Tennessee...........................       1996
  Las Vegas, Nevada....................         1994        Seattle, Washington............................       1996
  Dallas, Texas........................         1994        Disneyland Paris, France.......................       1996
  Reno, Nevada.........................         1994        Gatwick Airport, England.......................       1996
  Orlando, Florida.....................         1994        Cannes, France.................................       1997
  San Diego, California................         1995        Munich, Germany................................       1997
  Atlantic City, New Jersey............         1995        St. Louis, Missouri............................       1997
  Honolulu, Hawaii.....................         1995        Baltimore, Maryland............................       1998
  Atlanta, Georgia.....................         1995

Official All Star Cafe

  Location                                   Year Opened    Location                                           Year Opened
  --------                                   -----------    --------                                           -----------
                                                               >
  Myrtle Beach, South Carolina.........         1997        Miami, Florida.................................       1997

Planet Movies by AMC

 Location                                   Year Opened
  --------                                   -----------
 Columbus, Ohio (c)....................         1999

Cool Planet

 Location                                   Year Opened
  --------                                   -----------
 Santa Monica, California..............         1998
 Anaheim, California...................         1998

                          Franchised or Licensed Units
Planet Hollywood

                                           Year Franchised                                                   Year Franchised
Location                                     or Licensed    Location                                           or Licensed
--------                                     -----------    --------                                           -----------
Cancun, Mexico.........................         1992        Melbourne, Australia...........................       1997
Hong Kong..............................         1994        Rome, Italy (b)................................       1997
Jakarta, Indonesia.....................         1994        Kuala Lumpur, Malaysia.........................       1997
Sydney, Australia......................         1996        Madrid, Spain..................................       1997
Puerto Vallarta, Mexico................         1996        Taipei, Taiwan.................................       1997
Nassau, Bahamas(a).....................         1996        Niagara Falls, Canada..........................       1997
Acapulco, Mexico.......................         1996        Amman, Jordan..................................       1999
Moscow, Russia.........................         1996        Auckland, New Zealand..........................       1999
Bangkok, Thailand......................         1996        Oberhausen, Germany............................       1999
Beirut, Lebanon........................         1996        Vancouver, Canada..............................       1999
Dubai, United Arab Emirates............         1996        Toronto, Canada................................       1999
Singapore..............................         1997        Montreal, Canada...............................       1999
Guam...................................         1997        Dublin, Ireland................................       2000
                                                            Sharmel Sheikh, Eqypt..........................       2000

Official All Star Cafe

                                           Year Franchised
Location                                     Or Licensed
--------                                     -----------
Melbourne, Australia...................         1996
Honolulu, Hawaii.......................         1999
Kissimmee, Florida (Disney)............         2000

Cool Planet

                                           Year Franchised
Location                                     Or Licensed
--------                                     -----------
Minneapolis, Minnesota.................         1999
Norfolk, Virginia......................         1999

----------
a) A stand-alone retail store is presently operating at this location and the franchise has the right to open a restaurant unit under certain conditions.
b) The Rome, Italy location is fifty-percent owned by the Company through a joint venture with Kingdom Planet Hollywood, Ltd.
c)   Ceased operations in January 2001.

The Company has entered into certain lease agreements with the Walt Disney Company or its affiliates, for a Planet Hollywood restaurant and various merchandise stores. Each of the respective leases contain certain unique provisions which are consistent with the standard terms imposed by the Walt Disney Company. One such provision requires the consent of the landlord prior to certain transfers of a controlling interest in the Company, the tenant or its subsidiaries, which may include transfers of 50% or more of the share of any such entity, the transfer of a controlling interest in the entity by the Company or Robert Earl, or the termination of Mr. Earl's active management of any such entity. In addition, the landlord has a right of first refusal to match certain offers to acquire more than 10% of the stock of the Company, the tenant or its affiliates. Similarly, the landlord has a right of first refusal to match any offer to locate a restaurant within or adjacent to any theme park that is not owned or licensed by the landlord or its affiliates. Another provision grants the landlord an option to terminate the lease for any reason upon 60 days notice and acquire the improvements on the premises at fair market value, as defined by the particular lease agreement. In fiscal 2000, the Company's lease agreement related to the Official All Star Cafe in Orlando, Florida was terminated in connection with the license of the unit to the Walt Disney Company.

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

As a result of the Company's Chapter 11 proceedings, which were completed in May 2000, all actions under its litigation matters were stayed and jurisdiction over the resolution of these matters was transferred to the Bankruptcy Court. Claimants against the Company in those matters were treated as unsecured creditors. Some claims of unsecured creditors remain in dispute and are the subject of ongoing litigation. See Item 1 of this Form 10K - "Business" for a description of the Company's Chapter 11 proceedings.

In December 2000, certain sports celebrities surrounding the Official All Star Cafe concept filed a litigation case against the Company challenging the Company's rights to enforce certain promotional agreements. The celebrities have asked that certain memorabilia be removed from the Company's Official All Star Cafe restaurants and the Company discontinue any further use of their photographs or names. The Company has complied with the celebrities demands without significant monetary damages or costs.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Pursuant to the Company's plan of reorganization, on May 9, 2000, the effective date of the reorganization, all of the Company's securities outstanding prior to such date were canceled and the Company issued the following equity securities:

                  * 3,000,001 shares of new Class A common stock to certain creditors
                  * 7,000,023 shares of new Class B common stock to five new equity investors, such shares being convertible into Class A common stock (1 for 1) under certain circumstances
                  * warrants to purchase up to 200,000 shares of new Class A common stock to the lender of the Company's $10 million standby term loan, exercisable until January 9, 2003 at $4.29 per share
                  * warrants to purchase up to 200,000 shares of new Class A common stock to holders of the Company's canceled common stock, exercisable until May 9, 2003 at $65.50 per share

Beginning May 16, 2000, the Company's newly issued Class A common stock began trading on the Nasdaq over-the-counter bulletin board quotation system under the symbol "PHWD." The following table sets forth, for the periods indicated and as reported by the Nasdaq over-the-counter bulletin board quotation system, the high and low per share bid prices of the Company's Class A common stock:

                                        Second Quarter     Third Quarter    Fourth Quarter
                                          (May*-June)      (July-Sept.)       (Oct.-Dec.)
         Fiscal 2000       High              $3.25              $4.00            $3.28
                           Low               $2.06              $2.09            $1.44

                  * beginning May 16, 2000, when the Company's newly issued Class A common stock began trading.

Market price information for periods before May 16, 2000 have not been provided, because, as a result of the Company's reorganization, the Company's capital structure and financial condition before the effective date of the reorganization was substantially different than after the effective date. The Company believes market price information prior to May 16, 2000, is not indicative of or comparable to the value of the Company's Class A common stock after the effective date of the reorganization and is not material to investors.

The number of record holders of the Company's Class A common stock as of February 27, 2001, was approximately 43, although the Company believes there are over 300 beneficial owners of its Class A common stock. The Company has never declared any cash dividends on its Class A or Class B common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and intends to retain its available cash to finance the development and growth of the Company. Any future dividend policy will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic conditions, tax implications and other factors as the Board of Directors may deem relevant. In addition, the newly issued PIK Notes, Senior Secured Subordinated Notes and the secured working capital facility each restrict the Company's ability to declare common stock dividends or any other distributions on the Company's common stock.

The Company's Class B common stock, $0.01 par value, is not traded on an established public trading market, however, upon the transfer of shares of Class B common stock (other than a transfer to another current Class B stockholder or an affiliate thereof), such shares of Class B common stock shall automatically convert into an equal number of shares of Class A common stock. In the event that all issued and outstanding shares of Class B common stock constitute 10% or less of all issued and outstanding common stock, all such shares of Class B common stock shall automatically convert into an equal number of shares of Class A common stock. All shares of Class B common stock shall also be convertible, at the option of the record holders of such shares, into an equal number shares of Class A common stock at any time after payment in full of the Deferrable Interest Notes; provided that such optional conversion must include all then outstanding shares of Class B common stock. Shares of Class B common stock that are converted into shares of Class A common stock will be canceled and retired by the Company and may not be reissued.

Item 6.    Selected Financial Data

                                                                       Planet Hollywood International, Inc.
                                                                      Selected Financial and Operating Data
                                                                (Dollar amounts in thousands, except per share data)
                                                    ---------------------------------------------------------------------
                                                                             Fiscal Year Ended
                                                    ---------------------------------------------------------------------
                                                            1996          1997          1998          1999          2000
Statements of Operations Data:

Revenues:
      Food and beverage                                 $222,481      $273,344      $259,644      $203,568      $127,285
      Merchandise                                        124,955       173,966       107,652        64,799        34,856
      Movie                                                   --            --            --         3,865         8,118
      Royalties, franchise fees,  and other               25,928        27,815        19,678         8,737         5,701
                                                    ---------------------------------------------------------------------
Total revenues                                           373,364       475,125       386,974       280,969       175,960
                                                    ---------------------------------------------------------------------

Costs and Expenses:
     Food and beverage cost of sales                      50,190        61,930        61,474        51,932        32,511
     Merchandise cost of sales                            40,626        57,519        49,400        22,589        15,916
     Movie cost of sales                                      --            --            --         2,043         4,240
     Operating expenses                                  156,893       208,484       237,930       212,822       133,333
     General and administrative                           23,041        54,683        64,548        44,465        22,080
     Preopening expenses                                  14,257        18,868        10,384         1,842         1,231
     Depreciation and amortization                        13,038        19,957        25,024        19,104        11,083
     Restructuring and reorganization charges                 --            --         6,925        16,029         8,396
     Accelerated compensation expense                         --            --         6,191            --            --
     Impairment of long-lived assets                           -        48,699       125,843       104,684        26,917
-------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                 298,045       470,140       587,719       475,510       255,707
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                             75,319         4,985     (200,745)     (194,541)       (79,747)
-------------------------------------------------------------------------------------------------------------------------
      Interest income                                       2121         1,327        4,847         1,499            893
      Interest (expense)                                 (4,995)            --      (25,822)      (27,628)        (7,186)
      Equity in income (loss) of unconsolidated
         affiliates                                        4,308         6,900      (11,022)       (8,093)       (4,673)
      Gain on sale of subsidiary interests                    --            --            --         6,723         4,309
      Net loss on disposals of assets                                                                (918)           196
      Minority interests                                 (1,037)            --            --         1,888         3,392
      Other                                                   --            --            --            --           375
      Provision for income taxes                        (27,636)       (4,954)       (5,206)            --            --
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item and
    change in accounting principle                       $48,080        $8,258    $(237,948)    $(221,070)     $(82,441)
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share before
    extraordinary item and changes in
    accounting principles:
    Basic                                                  $0.47         $0.08       $(2.18)       $(2.03)       $(1.81)
    Diluted                                                 0.47          0.08        (2.18)        (2.03)        (1.81)
-------------------------------------------------------------------------------------------------------------------------
Dividends                                                      -             -             -             -             -
-------------------------------------------------------------------------------------------------------------------------
Shares used in computing per share data:

    Basic                                            100,741,000   108,465,000   109,073,000   109,091,000    45,508,000
    Diluted                                          102,590,000   109,805,000   109,073,000   109,091,000    45,508,000
-------------------------------------------------------------------------------------------------------------------------
Financial Position:
-------------------------------------------------------------------------------------------------------------------------
      Working capital                                    $60,551       $31,518        $9,822      $ 41,778      $(24,456)
      Total assets                                       401,260       505,559       472,627       234,941       146,207
      Long-term debt                                       7,529        70,491       258,235         1,648        66,380
      Liabilities subject to compromise                       --            --            --       304,671            --

                                                    ---------------------------------------------------------------------
                                                                             Fiscal Year Ended
                                                    ---------------------------------------------------------------------
                                                            1996          1997          1998          1999          2000

      Minority interests                                      --            --             -         3,212            --
      Redeemable warrants                                     --            --             -            --            --
      Stockholders' equity (deficit)                     312,131       338,541       106,315     (115,045)        17,345

Other Statistics:
-------------------------------------------------------------------------------------------------------------------------
      Cash flow from operations                          $48,830       $31,273     $(38,010)     $(43,479)     $(25,097)
      Capital expenditures                                81,675       120,033       105,819        22,151         3,278
      Units open at fiscal year end:
          Company-owned                                       37            53            60            36            30
          Franchised                                          21            34            35            36            32
-------------------------------------------------------------------------------------------------------------------------
Total                                                         58            87            95            72            62
-------------------------------------------------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: difficulties or delays in realizing improved results from operations; difficulties or delays in the Company's implementation of initiatives and strategies, including the introduction of a new menu and new merchandising and marketing strategies; acceptance by new guests of the Company's brands and concepts; the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the success of the Company's franchisees and licensees and the manner in which they promote, operate or develop the Company's brands; actions taken by competitors, including business combinations, pricing strategies, new product offerings and marketing and promotions successes; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

Historically, the Company has derived substantially all of its revenues from its theme restaurants, which revenues have consisted of (i) food and beverage revenues, (ii) merchandise revenues, (iii) royalties and (iv) franchise fees. Food and beverage revenues and merchandise revenues derived from Company-owned units, as well as merchandise revenues from other retail channels, are referred to herein collectively as "Direct Revenues." For fiscal 2000, food and beverage revenues were approximately 74.8% of Direct Revenues, merchandise revenues were approximately 20.4% of Direct Revenues and theatre revenues were approximately 4.8% of Direct Revenues.

Franchisees are typically required to pay an up-front franchise fee of up to $2.0 million, which is recognized when all the Company's pre-opening obligations in respect of the unit are fulfilled. Thereafter, the franchisee is required to pay royalties based on its gross revenues from food, beverage and merchandise sales. These royalties typically range from 3% to 10% of the franchisee's food and beverage revenues and 5% to 15% of the franchisee's merchandise revenues. The Company has experienced significant delays in collecting amounts due from several franchisees, including franchise fees, royalties, cost reimbursements, and memorabilia lease payments. The Company intends to more aggressively pursue collection of such amounts in the future.

During the initial period following its opening, a new unit typically realizes higher revenues than in subsequent periods of operation, due primarily to substantial promotional activity during such period, including its celebrity grand opening event. Accordingly, a unit is included in the comparable restaurant analysis discussed below, which includes Company-owned units, only after it has been open for a full fiscal period after the eighteenth month of its operations, at which time its performance for that period can be compared to its performance for the first full period following the first sixth months of its operations (the comparable year ago period).

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

The Company attributed the decrease in revenues primarily to a decline in customer traffic resulting from increased competition in the theme dining industry and tourism declines in several retail markets. There had likewise been a decline of significant promotional and specialty retail sales by the Company. The restaurant and retail merchandising industry was affected by (a) intense competition; (b) changes in consumer tastes; (c) international, national regional and local economic conditions; and (d) patterns in tourist travel, among other factors.

On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250.0 million 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement for the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The amended plan, as modified by the Bankruptcy Court (the "Plan"), was confirmed by the Bankruptcy Court on January 21, 2000.

The Plan became effective on May 9, 2000 (the "Effective Date"). As of the Effective Date, the Company's $250.0 million 12% senior subordinated notes payable plus accrued interest of approximately $32.0 million were satisfied through the issuance of a combination of $47.5 million in cash, $60.0 million of new secured PIK notes payable, and approximately 3,000,000 shares of newly issued Class A Common Stock. In addition, related deferred financing costs of approximately $6.0 million were written off. Other liabilities subject to compromise are paid through the issuance, or future issuance, of approximately $5.7 million of new secured PIK notes payable and the payment, or future payment, of approximately $9.5 million of cash. These transactions resulted in the Company recording an extraordinary gain on debt forgiveness of $172.8 million for fiscal 2000. In addition, all existing common stock interests, options to acquire such interests, and all other equity securities were cancelled in exchange for 200,000 newly issued warrants in the reorganized Company. Each warrant entitles the holder to purchase one share of the Company's new class A common Stock at a price of $65.50 per share, exercisable within three years.

In accordance with the Plan, a group of investors organized by the Company's Chairman and Chief Executive Officer (the "New Money Investors") purchased approximately 7,000,000 shares of newly issued Class B common stock ("New Class B Common Stock") for $30 million.

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

An aggregate of 55,000 shares of the 999,999 shares of New Class B Common Stock withheld for celebrities were issued during fiscal 2000. The shares were valued at $0.2 million based on the share price of the common stock issued under the Company's plan of reorganization. Compensation expense of $0.05 million has been recorded during fiscal 2000 related to those shares.

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

The Company recorded charges totaling $139.0 million, $120.7 million, and $35.3 million in fiscal 1998, 1999, and 2000, respectively, relating to the write-down of net assets associated with units closed, franchised, or sold, the impairment of long lived assets, restructuring and severance costs, accelerated celebrity compensation costs and reorganization costs. The charges are as follows (dollars in thousands):

                                                              Official
                                                    Planet    All Star     Sound     Cool        Planet
                                                  Hollywood     Cafe      Republic  Planet       Movies    Corporate      Total
                                                  ---------     ----      --------  ------       ------    ---------      -----
         Fiscal 2000
         -----------
         Impairment of long lived assets           $ 18,182   $     --    $     --  $     --     $ 8,735   $     --      $26,917
                                                   --------   --------    --------  --------     -------   --------      -------
         Restructuring and reorganization costs:
              Professional fees and other
                 reorganization costs.                   --         --          --        --          --      8,639        8,639
              Interest income during
                 reorganization period                   --         --          --        --          --       (243)        (243)
                                                   --------   --------    --------  --------     -------   --------      -------
         Total restructuring and
              reorganization costs ...                   --         --          --        --          --      8,396        8,396
                                                   --------   --------    --------  --------     -------   --------      -------

         Total fiscal 2000 charges....              $18,182   $     --    $     --  $     --      $8,735     $8,396      $35,313
                                                   ========   ========    ========  ========     =======   ========      =======
         Fiscal 1999
         -----------
         Write-down of net assets associated
              closed, franchised, or sold units     $54,740       $284    $     --  $    138      $   --    $32,269      $87,431
         Impairment of long lived assets             17,253         --          --        --          --         --       17,253
                                                   --------   --------    --------  --------     -------   --------      -------
                                                     71,993        284          --       138          --     32,269      104,684
                                                   --------   --------    --------  --------     -------   --------      -------
         Restructuring and reorganization costs:
              Lease termination costs for
                 units closed or not to be
                opened................                6,587      1,157        (505)      136          --         --        7,375
              Professional fees and other
                 reorganization costs......              --        --          --         --          --      7,207        7,207
              Interest income during
                reorganization period......              --        --          --         --          --       (100)        (100)
              Other costs associated with
                 unit closings.............              --        --          --         --          --      1,547        1,547
                                                   --------   --------    --------  --------     -------   --------      -------
         Total restructuring and
           reorganization costs.......                6,587      1,157        (505)      136          --      8,654       16,029
                                                   --------   --------    --------  --------     -------   --------      -------
         Total fiscal 1999 charges....              $78,580     $1,441       $(505) $    274     $    --    $40,923     $120,713
                                                   ========   ========    ========  ========     =======   ========      =======
         Fiscal 1998
         -----------
         Impairment of long lived assets            $33,492    $47,284     $37,133    $3,748     $    --     $4,186     $125,843

         Celebrity stock option expense                  --      4,746       1,445        --          --         --        6,191
                                                   --------   --------    --------  --------     -------   --------      -------
                                                     33,492     52,030      38,578     3,748          --      4,186      132,034
                                                   --------   --------    --------  --------     -------   --------      -------
         Restructuring costs:
              Employee severance......                   --         --          --        --          --      2,940        2,940
           Lease termination costs for units
           closed or not to be opened...                700        300       2,480        --          --        505        3,985
                                                   --------   --------    --------  --------     -------   --------      -------
         Total restructuring costs....                  700        300       2,480        --          --      3,445        6,925
                                                   --------   --------    --------  --------     -------   --------      -------
         Total fiscal 1998 charges....              $34,192    $52,330     $41,058    $3,748     $    --     $7,631     $138,959
                                                   ========    =======     =======    ======     =======    =======     ========

As a result of operating losses and projected future losses for certain of the Company's restaurant units and the Company's decision to focus its resources on the Planet Hollywood concept, the Company recorded fiscal 1998, 1999, and 2000 impairment of long lived asset charges of $125.8 million, $17.3 million, and $26.9 million, respectively, relating to certain under-performing domestic and foreign Planet Hollywood units as well as certain assets associated with the Company's Official All Star Cafe, Cool Planet, Sound Republic, and Planet Movies concepts. The Company considers continued and projected operating losses to be its primary indicators of potential impairment. An impairment was recognized as the future undiscounted cash flows or appraised values were estimated to be insufficient to recover the related carrying value of the long lived assets. As a result, the carrying values of these assets were written down to their estimated fair values.

Planet Hollywood Units. During fiscal 1998, 1999 and 2000, impairment charges of $33.5 million, $17.3 million and $18.2 million, respectively, for Planet Hollywood units were recorded as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying values of these assets. Lease termination costs totaling $0.7 million were recorded in fiscal 1998 for two locations. Also included in the fiscal 1998 amount was a charge for the Company's Planet Hollywood Boston unit which was sold in 1999. During fiscal 1999, the Company closed sixteen Company owned Planet Hollywood units resulting in net asset write-offs of $31.4 million. An additional impairment charge of $18.1 million was recorded in fiscal 1999 for three units expected to be closed during fiscal 2000. The unit closings resulted in lease termination costs of $6.6 million for fiscal 1999. In addition to the unit closings, the Company franchised three Company owned units and sold two Company owned units during 1999 in exchange for nominal or no consideration. The franchise and sale transactions resulted in the Company recording net asset write-offs of $5.2 million. During fiscal 2000, the Company closed three additional units that had been written off in prior years.

Official All Star Cafe Units. The Official All Star Cafe units were deemed impaired during fiscal 1998 due to the future undiscounted cash flows being insufficient to recover the related carrying values of these assets. Lease termination costs of $0.3 million were recorded in fiscal 1998 for a site which was not developed. As a result of the Company's decision to discontinue the funding of the expansion of this concept in 1998, the Company also recorded a $0.5 million charge for the write-down of Official All Star Cafe trademark costs and a $4.7 million charge was recorded to expense options granted to celebrities associated with the Official All Star Cafe units. During fiscal 1999, the Company closed or licensed certain Company owned units resulting in a net asset write-off of $0.3 million. The unit closings resulted in lease termination costs of $1.2 million for fiscal 1999. During fiscal 2000, the Company closed one unit and franchised one unit, each of which had been written off in prior years. The Company intends to sell, franchise, license or joint venture remaining Official All Star Cafe units in the future.

Sound Republic Units. The Company opened its first Sound Republic in the fall of fiscal 1998 in London, England and was constructing a second unit in New York City. As part of its decision to focus on the core Planet Hollywood concept, the Company stopped the expansion of this concept. A $27.9 million charge was recorded in fiscal 1998 for the impairment of the London unit based on continued and projected operating losses for the unit. An impairment charge of $9.0 million was recorded in fiscal 1998 for the New York Sound Republic site based on estimated proceeds from the sale of the assets under construction. During fiscal 1998, the Company also wrote off the trademark costs of $0.2 million associated with this brand due to management's decision to exit the sites associated with this concept and $1.4 million was recorded to expense options granted to celebrities associated with Sound Republic. During fiscal 1999, the Company sold its London, England Sound Republic unit at a nominal sales price, resulting in a $1.6 million gain on the sale. The Company also sold its investment in the New York City Sound Republic concept site resulting in a loss on the sale of approximately $2.1 million. The unit closing and site sale resulted in the net reversal of $0.5 million of 1998 lease termination accruals in fiscal 1999.

Cool Planet Units. During fiscal 1998, a charge of $1.9 million was recorded to write-down the assets associated with Cool Planet units. Additionally, the Company recorded an impairment of $1.8 million for a prepaid celebrity promotional agreement associated with the Cool Planet concept. During fiscal 1999, one Company-owned Cool Planet unit was closed resulting in an additional net asset write-off of $0.1 million. The unit closing resulted in lease termination costs of $0.1 million for fiscal 1999.

Planet Movies. During the second quarter of fiscal 2000, an impairment charge of $8.7 million for the Company's Columbus, Ohio Planet Movies joint venture was recorded as the future undiscounted cash flows for the venture were estimated to be insufficient to recover the related carrying value of the assets. In January 2001, the Company terminated its Planet Movies by AMC joint venture arrangement and ceased operations of its Columbus, Ohio unit. The termination of the joint venture resulted in the Company recording a gain of approximately $5.2 million in January 2001.

Corporate. In 1998, the Company's credit facility with SunTrust Bank, Central Florida, N.A. and other lenders was amended. The amendment required the Company to commence marketing its headquarters property in Orlando, Florida and its New York Times Square Hotel property. An impairment charge of $2.8 million was recorded in fiscal 1998 on the headquarters property for the excess of the carrying value of the property over its fair value. During fiscal 1999, the Company sold its headquarters property for approximately $17.0 million and entered into a lease arrangement for the headquarters property with the purchaser for an annual lease payment of approximately $2.8 million through 2014. In conjunction with the Company's decision to postpone any further development of its concepts, the closing or planned closings of its units and the planned sale of the New York Times Square Hotel property, impairment charges of $1.4 million and $32.3 million were recorded in fiscal 1998 and 1999, respectively, for impaired goodwill and fixed assets, costs incurred for sites that will not be developed, and various memorabilia items. Included in the 1999 impairment charge was $12.1 million of goodwill. In April 2000, the Company finalized the sale of its New York Times Square Hotel property relating to the previously proposed Planet Hollywood Hotel, whereby the Company received approximately $30.0 million, which approximated its carrying value at the time of sale. The Company used the proceeds from the sale to fund payments to certain old creditors. In December 2000, the Company sold its 20% equity interest in the New York Times Square Hotel for $8.0 million. The Company received $2.0 million in December 2000 and $6.0 million during the first quarter of 2001.

In fiscal 1999 and 2000, the Company incurred approximately $7.2 million and $8.6 million, respectively of legal and professional fees and other reorganization costs in connection with its restructuring and Chapter 11 filing. In addition, approximately $1.4 million of other expenses were incurred related to the closing of the Company's units in fiscal 1999.

A summary of restructuring cost activity follows (dollars in thousands):

                                                                    Lease           Total
                                                   Employee      Termination    Restructuring
                                                   Severance         Cost           Costs
                                                   ---------         ----           -----
         Accrued at December 28, 1997              $    --         $ 2,133         $ 2,133
                  Expensed                           2,940           3,985           6,925
                  Paid                              (1,445)             --          (1,445)
                                                   -------         -------         -------
         Accrued at December 27, 1998                1,495           6,118           7,613
                  Expensed                              --           7,375           7,375
                  Paid                              (1,495)         (5,568)         (7,063)
                  Notes Payable Issued                  --            (980)           (980)
                                                   -------         -------         -------
         Accrued at December 26, 1999                   --           6,945           6,945
                  Paid                                  --            (212)           (212)
                  Restructuring forgiveness             --          (3,905)         (3,905)
                                                   -------         -------         -------
         Accrued at December 31, 2000              $    --         $ 2,828         $ 2,828
                                                   =======         =======         =======

As part of its reorganization, the Company eliminated 60, 48, and 58 positions in fiscal 1998, 1999, and 2000 respectively. Total costs paid to terminated employees in fiscal 1998 were approximately $1.4 million. Approximately $1.5 million was accrued at December 27, 1998 for future severance payments and outplacement services to be provided to terminated employees. In addition, the Company closed several satellite offices. Approximately $0.5 million was recorded as a reserve for lease termination costs associated with these offices in fiscal 1998.

In accordance with the Company's plan of reorganization, an estimated $3.9 million of accrued lease termination costs were forgiven in fiscal 2000.

Operating Results

The following table sets forth certain components of the Company's operating results expressed as a percentage of total revenues (except where otherwise indicated) for fiscal 1998, 1999, and 2000. The table also sets forth certain relevant operating data for the periods presented.

                                                                                              Fiscal
                                                                                 -------------------------------
Income Statement Data                                                             1998         1999       2000
Revenues:
     Food and beverage.......................................................     67.1%        72.5%       72.4%
     Merchandise.............................................................     27.8         23.1        19.8
     Theatre, royalties, franchise fees, and other...........................      5.1          4.4         7.8
                                                                                 -----        -----       -----
     Total revenues..........................................................    100.0%       100.0%      100.0%
                                                                                 =====        =====       =====
Costs and expenses:
     Food and beverage cost of sales (a).....................................     23.7%        25.5%       25.5%
     Merchandise cost of sales (b)...........................................     45.9         34.9        45.7
     Operating expenses (c)..................................................     64.8         78.2        78.3
     General and administrative expenses.....................................     16.7         15.8        12.5

Operating Data:
     Food and beverage sales (c).............................................     70.7%        74.8%       74.8%
     Merchandise sales (c)...................................................     29.3         23.8        20.4
     Theatre sales (c).......................................................     --            1.4         4.8
     Total Direct Revenues...................................................    100.0%       100.0%      100.0%

Restaurants in operation at fiscal year end:
     Company-owned restaurants...............................................     60           36          30
     Franchised restaurants..................................................     35           36          32
                                                                                 ---          ---         ---
        Total................................................................     95           72          62

-----------
(a)   As a percentage of food and beverage.
(b)   As a percentage of merchandise.
(c)   As a percentage of Direct Revenues.

Fiscal 2000 Compared to Fiscal 1999

Revenues. Total revenues decreased to $176.0 million for fiscal 2000 from $281.0 million for fiscal 1999, a decrease of $105.0 million or 37.4%. The decrease is primarily attributable to a decrease in same unit revenues.

Direct Revenues decreased 37.5% from $272.2 million in fiscal 1999 to $170.3 million in fiscal 2000. The decrease in total revenues was attributed to approximately $33.4 million or 11.9% of declines in comparable restaurant sales and approximately $71.6 million of declines, related to the closing, sale, franchising or licensing of 26 units in 1999 and 6 units in 2000, and a decrease in franchise revenues and specialty retail sales. The declines in comparable restaurant sales was primarily due to declines in merchandise revenues and customer traffic.

Costs and expenses. Food and beverage costs remained at 25.5% of food and beverage revenues in fiscal 1999 and fiscal 2000. Merchandise costs increased from 34.9% of merchandise revenues in fiscal 1999 to 45.7% in fiscal 2000. Fiscal 2000 merchandise costs were effected by a bulk sale of slow moving inventory to a wholesaler and certain inventory write-offs. In addition, shifts in sales composition caused an increase in merchandise cost margins for fiscal 2000. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, increased from 78.2% of Direct Revenues in fiscal 1999 to 78.3% in fiscal 2000. This increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

General and administrative expenses decreased from $44.5 million in fiscal 1999 to $22.1 million in fiscal 2000. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during 1999 and first quarter 2000.

Preopening costs. Preopening costs decreased from $1.8 million in fiscal 1999 to $1.2 million in fiscal 2000. The Company opened one unit in fiscal 1999 and relocated one unit in fiscal 2000.

Depreciation and amortization. Depreciation and amortization expense decreased from $19.1 million in fiscal 1999 to $11.1 million in fiscal 2000. The decrease of $8.0 million was primarily due to the decrease in depreciable assets as a result of impairment charges and the Company's closing, selling, and franchising or licensing of 26 and 4 company-owned units in fiscal 1999 and 2000, respectively.

Restructuring and reorganization charges. Restructuring charges were $16.0 million in fiscal 1999 and $8.4 million in fiscal 2000. During fiscal 1999, the Company recorded $7.4 million of lease termination costs for closed units, $7.2 million of legal and professional fees in connection with restructuring and bankruptcy filing activities and $1.4 million of other expenses associated with the closing of certain units. In fiscal 2000, the Company recorded a charge of $8.4 million for the costs of legal and professional fees associated with the Company's restructuring.

Impairment of long lived assets. As a result of the Company closing, selling, franchising and licensing certain of its restaurant units and its reorganization activities, the Company recorded a charge of $87.4 million in fiscal 1999. In addition, as a result of the operating losses, projected future losses for certain of the Company's assets and management's plans to sell certain assets, the Company recorded impairment charges of $17.3 and $26.9 million in fiscal 1999 and 2000, respectively.

Interest expense. Interest expense decreased from $27.6 million in fiscal 1999 to $7.2 million in fiscal 2000. The interest expense for fiscal 1999 primarily resulted from the Company's $250 million debt offering completed in March 1998. As a result of the Company's bankruptcy filing on October 12, 1999 and through May 9, 2000, contractual interest expense associated with the $250.0 million debt offering was not recorded. Interest expense for fiscal 2000 consists primarily of interest associated with the Company's newly restructured debt after its May 9, 2000 emergence from bankruptcy. As of May 9, 2000, the Company's $250 million 12% senior subordinated notes payable plus accrued interest of approximately $32.0 million were satisfied through the issuance of a combination of $47.5 million in cash, $60.0 million of new secured PIK notes payable, and approximately 3,000,000 shares of newly issued Class A common stock.

Interest income. Interest income decreased from $1.5 million in fiscal 1999 to $0.9 million in fiscal 2000. The decrease was due to the reduction of the Company's investments during fiscal 2000 as a result of negative cash flows from operations.

Equity in income (losses) of unconsolidated affiliates. Equity in income (losses) of unconsolidated affiliates decreased from ($8.1) million in losses for fiscal 1999 to ($4.7) million in losses for fiscal 2000. In fiscal 2000, the Company recognized net losses of $1.8 million, $2.4 million, and $0.5 million reported by ECE, a 20% owned entity, Planet Hollywood (Asia) Pte. Ltd. ("PH Asia") and Planet Hollywood Rome ("Rome"), a 50% owned entity, respectively. The Company sold its 50% ownership interest in PH Asia during fiscal 2000. Fiscal 1999 and 2000 losses of unconsolidated affiliates were principally comprised of losses incurred by PH Asia and ECE. PH Asia has incurred losses due to downturns in tourism throughout Asia, which resulted in significant declines in revenue for the units owned and operated by PH Asia. ECE losses were primarily due to the abandonment and closure of certain sites and related asset impairment charges.

Net loss (gain) on disposals of assets. During fiscal 1999, the Company recorded a net loss on the sale of assets of $0.9 million. The loss was comprised of a loss on the sale of the Company's New York Sound Republic project, offset by a gain of approximately $1.6 million related to the Company's sale of its London, England Sound Republic unit. During fiscal 2000, the Company recorded a net gain on the sale of its Dublin, Ireland Planet Hollywood unit of ($0.8) million, offset by $0.6 million of abandoned assets related to the relocation of the European Corporate office.

Gain on sale of subsidiary interest. Gain on sale of subsidiary interests were $6.7 million for fiscal 1999 and $4.3 million for fiscal 2000. During fiscal 2000, PH Asia sold an equity interest to a third party resulting in a gain of $1.3 million for the Company. The Company subsequently exchanged its remaining interest in PH Asia for a 6% interest in Star East Holdings Limited, resulting in a fiscal 2000 gain of $1.0 million. In addition, the Company sold its 20% interest in a New York Times Square Hotel investment for $8.0 million in fiscal 2000, resulting in a gain of $2.0 million. During fiscal 1999, the Company sold its 20% interest in the Hotel Pennsylvania resulting in a gain of approximately $5.8 million and sold its Planet Hollywood unit in Zurich, Switzerland, resulting in a gain of approximately $0.9 million.

Minority interest. Minority interest increased from $1.9 million in fiscal 1999 to $3.4 million in fiscal 2000. The increase is primarily the result of the minority interest in losses incurred by the Company's Planet Movies joint venture which opened in the third quarter 1999.

Fiscal 1999 Compared to Fiscal 1998

Revenues. Total revenues decreased to $281.0 million for fiscal 1999 from $387.0 million for fiscal 1998, a decrease of $106.0 million or 27.4%. The decrease in total revenues was primarily attributable to continued declines in same unit revenues and a decrease in franchise revenues and specialty retail sales.

Direct Revenues decreased 25.9% from $367.3 million in fiscal 1998 to $272.2 million in fiscal 1999. The decrease in Direct Revenues was primarily due to approximately $81.1 million or 22.1% of declines in revenues in the units comprising the Company's same unit base and approximately $14.0 million or 3.8% of declines related to the closing, sale, franchising or licensing of units in 1999, a majority of which were completed in October. The decline in same unit revenues was primarily due to declines in customer traffic and a decline in merchandise sales mix.

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

General and administrative expenses decreased from $64.5 million in fiscal 1998 to $44.5 million in fiscal 1999. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during 1999, offset by approximately $5.5 million of bad debt expense recorded during fiscal 1999 due to financial difficulties of certain franchised and other receivables affected by the Company's reorganization.

Preopening costs. Preopening costs decreased from $10.4 million in fiscal 1998 to $1.8 million in fiscal 1999 due to the Company opening eight units in fiscal 1998 compared to one unit in fiscal 1999.

Depreciation and amortization. Depreciation and amortization expense decreased from $25.0 million in fiscal 1998 to $19.1 million in fiscal 1999. The decrease of $5.9 million was primarily due to the Company's closing, selling and franchising of restaurant units as part of its plan of reorganization.

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

Interest expense. Interest expense for fiscal 1999 increased to $27.6 million from $25.8 million in fiscal 1998. The interest primarily results from the Company's $250 million debt offering completed in March 1998. As a result of the Company's bankruptcy filing in 1999, contractual interest expense of approximately $6.6 million associated with the $250 million debt offering for the period from October 12, 1999 through December 26, 1999 was not recorded.

Interest income. Interest income decreased from $4.8 million in fiscal 1998 to $1.5 million in fiscal 1999. The decrease was due to the reduction of the Company's investments during fiscal 1999 as a result of continuing negative cash flows from operations.

Equity in income (losses) of unconsolidated affiliates. Equity in income (losses) of unconsolidated affiliates decreased from ($11.0) million in losses for fiscal 1998 to ($8.1) million in losses for fiscal 1999. The losses are primarily the result of losses incurred by Planet Hollywood (Asia) Pte, Ltd. ("PH Asia), an entity which was owned 50% by the Company, and ECE, an entity in which the Company owns a 20% interest. PH Asia incurred losses in fiscal 1998 and 1999 due to downturns in tourism throughout Asia, which resulted in significant declines in revenue for the units owned and operated by PH Asia. Fiscal 1998 and 1999 ECE losses were primarily due to the abandonment and closure of certain sites and related asset impairment charges.

Net loss on disposals of assets. During fiscal 1999, the Company recorded a net loss on the sale of assets of $0.9 million. The loss was comprised of a loss on the sale of the Company's New York Sound Republic project, offset by a gain of approximately $1.6 million related to the Company's sale of its London, England Sound Republic unit.

Provision for income taxes. In fiscal 1998, the Company recorded a provision for income taxes of $5.2 million which primarily represented income taxes on foreign operations. In fiscal 1999, no benefit for losses incurred was recorded due to uncertainty surrounding the recovery of these losses.

Seasonality and Quarterly Comparisons

The Company's revenues have generally been seasonal due to the greater number of tourists who patronize the Company's units during the summer and year-end holiday season. Although units in certain locations are affected by different seasonal influences, the Company has historically experienced its strongest operating results from June through August. Moreover, as a result of the substantial revenues associated with each new Company-owned unit and the recognition of franchise fees, the timing of new unit openings may result in significant fluctuations in quarterly results.

Liquidity and Capital Resources

The following table presents a summary of the Company's cash flows for fiscal 1998, 1999 and 2000 (dollars in thousands):

                                                                                      Fiscal
                                                                  ---------------------------------------------
                                                                     1998              1999              2000
                                                                     ----              ----              ----
      Net cash used in operating activities .................     $ (38,010)        $ (43,479)        $ (25,097)
      Net cash provided by (used in) investing activities....      (110,079)           21,042            29,576
      Net cash provided by (used in) financing activities....       184,439            (8,781)          (13,137)
      Net effect of exchange rates on cash ..................           (13)              (65)              (71)
      Net increase (decrease) in cash and cash equivalents...        36,337           (31,283)           (8,729)

The Company's cash and cash equivalents decreased to $5.4 million at December 31, 2000, from $14.1 million at December 26, 1999. The decrease in cash and cash equivalents was primarily due to the funding of the Company's operating losses and the payment of $47.8 million of notes payable during fiscal 2000, offset by proceeds of $30.9 million from asset sales and $30.0 million from the sale of common stock, in accordance with the Company's bankruptcy reorganization plan.

Net cash used in operating activities in fiscal 1998, 1999 and 2000 was $38.0 million, $43.5 million and $25.1 million, respectively. The changes in cash used in operating activities from fiscal 1998 to fiscal 1999 and from fiscal 1999 to fiscal 2000 was primarily the result of losses from operations. During fiscal 2000, the Company recorded an extraordinary gain on debt forgiveness of $172.8 million resulting from the Company's plan of reorganization becoming effective.

Net cash provided by (used in) investing activities in fiscal 1998, 1999 and 2000 was ($110.1) million, $21.0 million and $29.6 million, respectively. In fiscal 1998, the primary use of cash in investing activities related to capital expenditures associated with the opening of new units. In fiscal 1999, the Company received proceeds from investing activities resulting from the sale of its corporate headquarters, several Company owned units and unit sites and its investment in the Hotel Pennsylvania. In fiscal 2000, the Company received proceeds from investing activities resulting from the sale of its New York Times Square Hotel property and its Dublin, Ireland unit for approximately $30.0 million and $0.8 million, respectively and $2.0 million from the sale of its 20% investment in the New York Times Square investment. Capital expenditures for fiscal 1998, 1999 and 2000 were $105.8 million, $22.2 million and $3.3 million, respectively.

Net cash provided by (used in) financing activities in fiscal 1998, 1999 and 2000 was $184.4 million, ($8.8) million and ($13.1) million, respectively. In fiscal 1999, the primary financing activity was the repayment of borrowings on the Company's credit agreement, offset by a change in the Company's restricted cash and investments balance and a minority interest contribution. In fiscal 2000, the primary financing activity was the repayment of notes payable of $47.8 million, offset by the sale of common stock for $30.0 million, in accordance with the Company's bankruptcy reorganization plan.

The net effect of exchange rates on cash represents the non-cash effect of the translation of the Company's foreign currency based subsidiary balance sheets into United States dollars.

On March 25, 1998, the Company issued $250.0 million of 12% Senior Subordinated Notes (the "Old Notes") due in 2005. Interest on the Old Notes was payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 1998. The Company was in default of the terms of that obligation due to failure to make both the April 1, 1999 and October 1, 1999 interest payments. The Old Notes, plus accrued interest of $31.8 million at December 26, 1999, were included in liabilities subject to compromise under the Company's Chapter 11 bankruptcy petition filed on October 12, 1999, with the United States Bankruptcy Court in Delaware.

Concurrent with the Old Notes offering, the Company replaced its credit agreement with a $65.0 million multi-currency revolving credit facility and a $35.0 million LIBOR-based leveraged lease facility for the New York Times Square Hotel retail unit (the "Credit Facility"). As a result of operating losses experienced in the third quarter of fiscal 1998, the Company was not in compliance with certain financial covenants of the Credit Facility (specifically, EBITDA and Fixed Charge Ratios, as such terms are defined in the Credit Facility documents). Effective December 8, 1998, the Credit Facility with SunTrust Bank, Central Florida, N.A. and other lenders (as amended, the "New Credit Facility") was amended. The revolving credit portion of the old Credit Facility was terminated and the New Credit Facility provided for a $35.0 million LIBOR-based leveraged lease facility and up to $2.0 million coverage under an interest rate swap arrangement which provided hedging against interest rate movements under the leveraged lease facility. Interest rates were variable, with either prime or LIBOR indexes. The New Credit Facility matured on June 30, 1999. Principal payments under the leveraged lease facility were revised to require the following payments: (a) $10 million by December 8, 1998 (b) $12.5 million by March 31, 1999 and (c) the balance by June 30, 1999. The Company was also required to commence marketing both the Orlando, Florida headquarters property and the New York Times Square Hotel retail unit. During fiscal 1999, the Company sold its headquarters property and the New York Sound Republic site and applied the sales proceeds as principal payments under the New Credit Facility. The New Credit Facility was paid in full and terminated during 1999.

In May 2000, the Chapter 11 plan of reorganization became effective. In accordance with the plan, a group of investors organized by the Company's Chairman and Chief Executive Officer purchased approximately 7,000,000 shares of newly issued Class B common stock for $30.0 million. In addition, the previously issued $250.0 million 12% senior subordinated notes payable, related accrued interest, and other liabilities subject to compromise were satisfied through the issuance of a combination of $47.5 million cash (including the future payment of approximately $9.5 million), $60.0 million of Secured Deferrable Interest Notes, and shares of newly issued Class A common stock equivalent to 26.5% ownership of the reorganized company. As of December 31 2000, the Company had paid approximately $5.2 million in satisfaction of the liabilities subject to compromise. The new Secured Deferrable Interest Notes bear interest at 10% per annum, payable semi-annually, and are due in May 2005.

In connection with the plan of reorganization, on April 25, 2000, the Company sold its New York Times Square Hotel property and its Dublin, Ireland Planet Hollywood unit for approximately $30.0 million and $0.8 million, respectively. In addition, the Company sold its 20% New York Times Square hotel investment resulting in cash proceeds of approximately $2.0 million and additional cash proceeds of approximately $6.0 million due in fiscal 2001.

The Company also entered into two credit facility agreements as of the effective date of the plan of reorganization, aggregating $25.0 million to provide working capital sources. In January 2001, the Company entered into a modification agreement (the "Modification Agreement") modifying the terms of its $15.0 million credit facility. Generally, the purpose of the Modification Agreement was to immediately reduce the commitment to $7.0 million and to provide for the creation of a secondary credit facility of up to $3.0 million by an investor group organized by the Company's Chairman and Chief Executive Officer. The creation of the secondary credit facility would serve to further reduce the original lending commitment under the credit facility to $3.8 million. The original credit facility lender has agreed to provide a borrowing base availability of approximately $7.0 million until March 28, 2001 and a reduced borrowing base availability of approximately $3.8 million after March 28, 2001; provided that a commitment letter is secured by January 26, 2001 and the secondary credit facility is received by March 28, 2001. On January 26, 2001, the Company accepted a commitment letter for the provision of the $3.0 million secondary credit facility, which closed on March 28, 2001.

The Company has successfully restructured its indebtedness through its reorganization plan pursuant to Chapter 11 of the bankruptcy code. During fiscal 1999 and 2000, certain underperforming restaurant units were closed, sold, franchised and/or licensed to restructure the Company's restaurant operations for profitability. Settlement agreements were effected for the resolution of associated lease termination claims. Corporate overhead has been reduced in conjunction with the newly downsized operations and management has effected other cost saving initiatives directed toward maximizing the profitability of the Company's restaurants. The Company is implementing a comprehensive revitalization program which includes a new menu, new merchandise, new retailing strategies, and operational improvement programs designed to increase guest counts, sales and profits. In addition, new celebrity arrangements have been entered into to promote the Company's entertainment based theme more effectively.

The aforementioned revitalization program has produced positive comparative restaurant sales for the first quarter of 2001 for domestic Planet Hollywood restaurants. Management believes that the revitalization program combined with new promotional programs will result in further improvements in comparative restaurant sales and operating results. Further, management believes that the projected improvement in operations combined with funds available under the Company's credit agreements and the proceeds from selected asset sales can allow the Company to continue revitalization efforts and operations for the foreseeable future.

The Company believes, based on its projections, that current cash on hand, together with the funds available under the working capital facilities, the funds available under the $10.0 million standby term loan, and cash generated from certain asset sales will be sufficient to meet the Company's operating cash requirements, to pay interest and scheduled amortization on all outstanding indebtedness and to fund anticipated capital expenditures through 2001. Even with the completion of the plan of reorganization, however, the Company's ability to meet its debt service obligations, including the ability to refinance a portion of the 10% Secured Deferrable Interest Notes when they mature in 2005, will depend on a number of factors, including the Company's ability to generate positive operating cash flow, and there can be no assurance that targeted levels of operating cash flow will actually be achieved. The Company's ability to generate positive operating cash flow will depend upon consumer tastes, the success of marketing initiatives and other efforts by the Company to increase customer traffic in its restaurants, prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. The Company has never paid, and does not anticipate paying in the foreseeable future, any dividends on its common stock. The Company intends to retain all available cash to finance operations, development and growth of the company.

Other Information

New Accounting Standards. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 1999, the SEC issued frequently asked questions and answers about how the guidance in accounting standards and SAB 101 would apply to particular transactions. The Company believes that its current revenue recognition principles comply with SAB 101.

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not, to date, engaged in derivative or hedging activities and accordingly does not believe that the adoption of FAS No. 133 will have a material impact on its financial reporting and related disclosures. The Company will adopt FAS No. 133 as required by FAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001.

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

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure
None

PART III

Item 10.   Directors and Executive Officers of the Registrant

As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 29, 2001, is incorporated herein by reference.

Item 11.   Executive Compensation

As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 29, 2001, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 29, 2001, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

As provided in General Instruction G(3), the information contained in the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the upcoming Annual Meeting of Stockholders to be held on May 29, 2001, is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Schedules, and Reports on Form 8-K

         The following documents are filed as part of this report:

(a)      1.       Financial Statements

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets at December 26, 1999 and December 31, 2000 Consolidated Statements of Operations for the three years ended
              December 31, 2000

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the three years ended December 31, 2000

         Consolidated Statements of Cash Flows for the three years ended
              December 31, 2000

         Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules
                  For the three years ended December 31, 2000
                           II - Valuation and Qualifying Accounts

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

         3.       Exhibits

        Number             Description
        ------             -----------
         2.1*              Debtors' First Amended Joint Plan of Reorganization dated December 13, 1999

         2.2*              First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code For
                           the First Amended Joint Plan of Reorganization dated  December 13, 1999 of Planet
                           Hollywood International, Inc. and Certain of its Subsidiaries

         2.3*              Order confirming the Company's First Amended Joint Plan of Reorganization dated
                           January 21, 2000

         2.4**             Motion for Entry of Order and Order Approving Documentation Implementing Consummation
                           of the Debtors' Plan of Reorganization

         2.5**             Motion for Entry of Order and Order Approving (A) Modification of Prior Order (B) $10
                           Million  Standby Term Loan  Agreement  and (C) Granting Debtors Authority to Pay Fees
                           Required in Connection with the Standby Loan

         2.6               Notice of Entry of Confirmation  Order, Occurrence of Effective Date, and Bar Dates for
                           Certain Claims

         3.1**             Amended and Restated Certificate of Incorporation of Planet Hollywood International,
                           Inc.

         3.2**             Fourth Amended and Restated Bylaws of Planet Hollywood International, Inc.

         4.1***            Indenture dated as of May 8, 2000 between Planet Hollywood International, Inc.,  as issuer and United States Trust Company of New York, as trustee

         4.2***            Warrant Certificate dated May 8, 2000 issued to Bay Harbour Management LC, relating to the ownership of 200,000 warrants

         4.3***            Form of First Amended and Restated Subscription Agreement relating to aggregate $30 million investment in the Company by certain new money investors

         9.1**             Voting Agreement Among Stockholders (New Money Investors)

         9.2**             Voting Agreement Among Stockholders (Creditor Directors)

         10.1**            Note Purchase Agreement among Planet Hollywood International, Inc., certain other parties and Wilmington Trust Company, as agent, dated as of May 8, 2000

         10.2***           Revolving Credit Agreement dated as of May 8, 2000, among  Planet  Hollywood
                           International, Inc., certain other parties and The CIT Group/Business  Credit, Inc., as agent

         10.3***           Employment Agreement between Planet Hollywood International, Inc. and Robert I. Earl
                           dated as of January 1, 2000

         10.4***           Consulting Agreement between Planet Hollywood  International,  Inc. and OCS Consultants,
                           Inc. dated as of January 1, 2000


         10.5***           Registration Rights Agreement between Planet Hollywood  International,  Inc. and certain other parties  referred to as "New Money  Holders" and "Note Holders" dated as of May 8,
                           2000

         10.6***           Planet Hollywood International, Inc. 2000 Stock Award and Incentive Plan

         10.7***           Planet Hollywood International, Inc. 2000 Celebrity Stock Award and Incentive Plan

         10.8****          Secondary Revolving Credit Agreement dated as of March 28, 2001, among Planet Hollywood
                           International, Inc. and SouthTrust Bank.

         10.9****          Amendment No. 1 To Inter-creditor Agreement and Subordination Agreement dated as of March 28,
                           2001 among Planet Hollywood International, Inc. and various lending parties.

         21.1****          Subsidiaries

         24.1****          Powers of Attorney (included in signature page)

* Incorporated by reference to exhibits 2.1, 99.1 or 99.2 (as applicable) in the Registrant's Current Report on Form 8-K dated January 21, 2000, previously filed by the Registrant on February 4, 2000

** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registrant's Amendment No. 2 to Form 8-A for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, previously filed by the Registrant on May 15, 2000

*** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registrant's Current Report on Form 8-K dated May 9, 2000, previously filed by the Registrant on May 18, 2000

****     Filed herewith

(b)      Reports on Form 8-K.

                  The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal 2000:

                           Date of      Filing
                           Report       Date       Regarding (see actual filing for complete description)
                           ------       ----       ---------
                           09/29/00    10/11/00    Announcement of the Company's agreement to sell its remaining one-third equity interest in Planet Hollywood (Asia) Pte Ltd to Star East Holdings
                                                   Limited.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 2001.

                                 PLANET HOLLYWOOD INTERNATIONAL, INC.

By: /s/ ROBERT I. EARL                     By: /s/ CHRISTOPHER R. THOMAS
   ---------------------------------          ----------------------------------
Robert I. Earl                             Christopher R. Thomas
Chairman and Chief Executive Officer       President and Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Robert I. Earl, Christopher Thomas, and/or Mark Helm to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of April, 2001.

/s/ CHRISTOPHER R. THOMAS                   /s/ ROBERT I. EARL
----------------------------------------    ------------------------------------
     Christopher R. Thomas                             Robert I. Earl
           President                         Chairman of the Board of Directors
    Chief Financial Officer                       Chief Executive Officer
           Director                                       Director

/s/ CLAUDIO GONZALEZ                        /s/ THOMAS AVALLONE
----------------------------------------    ------------------------------------
       Claudio Gonzalez                               Thomas Avallone
           Director                                       Director

/s/ STEVEN GRAPSTEIN
----------------------------------------    ------------------------------------
       Steven Grapstein                             Mustafa Al Hejailan
           Director                                       Director

                                            /s/ DOUGLAS TEITELBAUM
----------------------------------------    ------------------------------------
           Ed Rogers                                 Douglas Teitelbaum
           Director                                       Director

/s/ PHILIP WONG
----------------------------------------
          Philip Wong
           Director

PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES

Index:                                                                                                             Page
------                                                                                                              ----
Financial Statements
Report of Independent Certified Public Accountants...................................................................F-2
Consolidated Balance Sheets at December 26, 1999 and December 31, 2000...............................................F-3
Consolidated Statements of Operations for the
   three years ended December 31, 2000...............................................................................F-4
Consolidated Statements of Changes in Stockholders'
   Equity (Deficit) and Comprehensive Income (Loss) for the three years ended December 31, 2000......................F-5
Consolidated Statements of Cash Flows for the
   three years ended December 31, 2000...............................................................................F-6
Notes to Consolidated Financial Statements...................................................................F-7 to F-31

Financial Statement Schedule
For the three years ended December 31, 2000
II - Valuation and Qualifying Accounts

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Planet Hollywood International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Planet Hollywood International, Inc. and its subsidiaries at December 26, 1999 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy effective May 9, 2000; however, the Company has continued to experience significant operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

March 23, 2001
Orlando, Florida

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    December 26,      December 31,
ASSETS                                                                                  1999              2000
                                                                                    ------------      ------------
Current assets:
    Cash and cash equivalents ................................................        $  14,143         $   5,414
    Accounts receivable, net of allowance of $3,760 and $3,045 ...............            4,883             8,716
    Inventories ..............................................................           13,846             7,964
    Prepaid expenses and other assets ........................................            7,642             3,673
    Assets held for sale .....................................................           30,000                --
                                                                                      ---------         ---------
         Total current assets ................................................           70,514            25,767
Restricted cash and cash equivalents .........................................            5,403             3,988
Property and equipment, net ..................................................          129,639            95,295
Goodwill, net ................................................................           13,427            12,577
Other assets, net ............................................................            4,290             5,232
Investment in affiliated entities ............................................           11,668             3,348
                                                                                      ---------         ---------
         Total assets ........................................................        $ 234,941         $ 146,207
                                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         Liabilities not subject to compromise:
    Accounts payable .........................................................        $   7,415         $  18,385
    Accrued liabilities ......................................................           21,107            27,703
    Revolving credit line ....................................................               --               112
    Notes payable - current ..................................................              214             4,023
                                                                                      ---------         ---------
         Total current liabilities not subject to compromise .................           28,736            50,223
Deferred rentals .............................................................            7,059             7,280
Notes payable ................................................................            1,648            66,380
Deferred credits .............................................................            4,660             4,979
                                                                                      ---------         ---------
         Total liabilities not subject to compromise .........................           42,103           128,862
Liabilities subject to compromise (Note 4) ...................................          304,671                --
Commitments and contingencies (Note 12) ......................................               --                --
Minority interest ............................................................            3,212                --
Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 100,000,000 shares
       authorized; none issued; preferences, limitations and
       rights to be established by the Board of Directors ....................               --                --
    Common stock - Class A voting, $.01 par value,
        250,000,000 shares authorized; 100,775,096 and none issued and
        outstanding ..........................................................            1,008                --
    Common stock - Class B non-voting, $.01 par value,
        25,000,000 shares authorized; 8,314,848 and none issued and
        outstanding ..........................................................               84                --
    Common stock - Class A voting, $.01 par value,
        100,000,000 shares authorized; 3,000,000 issued and outstanding ......               --                30
    Common stock - Class B voting, $.01 par value,
        25,000,000 shares authorized; 7,000,000 issued and outstanding .......               --                70
    Capital in excess of par value ...........................................          286,886           332,314
    Accumulated deficit ......................................................         (398,358)         (308,023)
    Cumulative currency translation adjustments ..............................           (4,665)           (6,632)
    Net unrealized loss on available - for - sale securities .................               --              (414)
                                                                                      ---------         ---------
         Total stockholders' equity (deficit) ................................         (115,045)           17,345
                                                                                      ---------         ---------
         Total liabilities and stockholders' equity (deficit) ................        $ 234,941         $ 146,207
                                                                                      =========         =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Shares and Dollars in Thousands, Except Per Share Amounts)

                                                                              Fiscal            Fiscal            Fiscal
                                                                               1998              1999              2000
                                                                            ---------         ---------         ---------
Revenues:
    Direct .........................................................        $ 367,296         $ 272,232         $ 170,259
    Royalty, franchise and other ...................................           19,678             8,737             5,701
                                                                            ---------         ---------         ---------
                                                                              386,974           280,969           175,960
                                                                            ---------         ---------         ---------
Cost and expenses:
    Cost of sales ..................................................          110,874            76,564            52,667
    Operating expenses .............................................          237,930           212,822           133,333
    General and administrative expenses ............................           64,548            44,465            22,080
    Preopening costs ...............................................           10,384             1,842             1,231
    Depreciation and amortization ..................................           25,024            19,104            11,083
    Restructuring and reorganization charges .......................            6,925            16,029             8,396
    Accelerated compensation expense ...............................            6,191                --                --
    Impairments of long lived assets ...............................          125,843           104,684            26,917
                                                                            ---------         ---------         ---------
                                                                              587,719           475,510           255,707
                                                                            ---------         ---------         ---------
Loss from operations ...............................................         (200,745)         (194,541)          (79,747)
                                                                            ---------         ---------         ---------
Non-operating expense (income):
    Interest expense (*) ...........................................           25,822            27,628             7,186
    Interest income ................................................           (4,847)           (1,499)             (893)
    Equity in loss of unconsolidated affiliates ....................           11,022             8,093             4,673
    Gain on sale of subsidiary interest ............................               --            (6,723)           (4,309)
    Net loss (gain) on disposals of assets .........................               --               918              (196)
    Other ..........................................................               --                --              (375)
                                                                            ---------         ---------         ---------
                                                                               31,997            28,417             6,086
                                                                            ---------         ---------         ---------
Loss before minority interests, income taxes, cumulative effect
  of change in accounting principle, and extraordinary item ........         (232,742)         (222,958)          (85,833)
Minority interests .................................................               --             1,888             3,392
                                                                            ---------         ---------         ---------
Loss before provision for income taxes, cumulative effect of
  change in accounting principle, and extraordinary item ...........         (232,742)         (221,070)          (82,441)
Provision for income taxes .........................................            5,206                --                --
                                                                            ---------         ---------         ---------
Loss before cumulative effect of change in accounting principle
  and extraordinary item ...........................................         (237,948)         (221,070)          (82,441)
Cumulative effect of change in accounting for preopening
  costs (net of income taxes of $3,590) ............................            5,984                --                --
                                                                            ---------         ---------         ---------
Net loss before extraordinary item .................................         (243,932)         (221,070)          (82,441)
Extraordinary gain on debt forgiveness .............................               --                --          (172,776)
                                                                            ---------         ---------         ---------
Net income (loss) ..................................................        $(243,932)        $(221,070)        $  90,335
                                                                            =========         =========         =========
EARNINGS PER SHARE:
    BASIC AND DILUTED:
    Loss before change in accounting principle and
    extraordinary item .............................................        $   (2.18)        $   (2.03)        $   (1.81)
    Cumulative effect of change in accounting principle ............             (.06)               --                --
                                                                            ---------         ---------         ---------
    Loss before extraordinary item .................................            (2.24)            (2.03)            (1.81)
    Extraordinary gain on debt forgiveness .........................               --                --             (3.80)
                                                                            ---------         ---------         ---------
    Net income (loss) ..............................................        $   (2.24)        $   (2.03)        $    1.99
                                                                            =========         =========         =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC AND DILUTED ..............................................          109,073           109,091            45,508
                                                                            =========         =========         =========

*As a result of the Company's bankruptcy filing in fiscal 1999, contractual interest expense of approximately $6,600 and $10,700 for fiscal 1999 and 2000, respectively, was not recorded as required under Statement of Position 90-7.

                   The accompanying notes are an integral part of these consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
         STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                        (Dollars and Shares in Thousands)

                                           Common                  Common
                                            Stock                  Stock           Capital in
                                           Class A                 Class B          Excess of    Comprehensive  Accumulated
                                     Shares       Amount      Shares      Amount    Par Value    Income (Loss)    Deficit
                                    --------      ------    --------    --------   -----------   ------------- ------------
Balance at
   December 28, 1997.........         97,128      $  972      11,765       $ 118      $279,372                  $ 66,644

Net loss.....................                                                                      $(243,932)   (243,932)

Other comprehensive loss:

   Currency translation
     adjustment..............                                                                          1,509
                                                                                                  ----------
Comprehensive  loss..........                                                                     $ (242,423)
                                                                                                  ==========
Stock issuance...............            190           2                                 1,198

Celebrity restricted stock
   options and awards........                                                            5,036

Exercise of stock options....              8                                                61

Employee restricted stock
   awards....................
                                    --------      ------    --------    --------   -----------                 ------------
Balance at
   December 27, 1998.........         97,326         974      11,765         118       285,667                  (177,288)

Net loss.....................                                                                      $(221,070)   (221,070)

Other comprehensive loss:

   Currency translation
     adjustment..............                                                                         (1,734)
                                                                                                  ----------
Comprehensive loss...........                                                                      $(222,804)
                                                                                                  ==========
Conversion of Class B shares
   to Class A shares.........          3,449          34      (3,449)       (34)

Celebrity restricted stock
   options and awards........                                                            1,219

Employee restricted
   stock awards..............
                                    --------      ------    --------    --------   -----------                 ------------
Balance at
   December 26, 1999.........        100,775       1,008       8,316          84       286,886                  (398,358)

Net income...................                                                                        $90,335      90,335

Other comprehensive income:
   Unrealized holding losses.                                                                           (414)
   Currency translation
     adjustment..............                                                                         (1,967)
                                                                                                  ----------
Comprehensive income.........                                                                        $87,954
                                                                                                  ==========
Cancellation of Class A shares      (100,775)     (1,008)                                1,008
Cancellation of Class B shares                                (8,316)        (84)           84
Issuance of warrants in
   cancellation of Class A
   and B shares..............                                                                1
Warrants issued for loan costs                                                             325
Amortization of celebrity
   restricted stock options
   and awards..                                                                          1,253
Issuance of  Class A shares..          3,000          30                                12,827
Issuance of Class B shares...                                  7,000          70        29,930
                                    --------      ------    --------    --------   -----------                 ------------
Balance at
   December 31, 2000.........          3,000      $   30       7,000      $   70      $332,314                 $(308,023)
                                    ========      ======    ========    ========   ===========                 ============


                                                 Accumulated        Total
                                      Deferred   Comprehensive   Stockholders'
                                    Compensation     Loss      Equity (Deficit)
                                    ------------ ------------- ----------------
Balance at
   December 28, 1997.........       $ (4,125)    $ (4,440)       $338,541

Net loss.....................                                    (243,932)

Other comprehensive loss:

   Currency translation
     adjustment..............                        1,509          1,509

Comprehensive  loss..........

Stock issuance...............                                      1,200

Celebrity restricted stock
   options and awards........          3,700                       8,736

Exercise of stock options....                                         61

Employee restricted stock
   awards....................            200                         200
                                    ------------ ------------- ------------
Balance at
   December 27, 1998.........           (225)     (2,931)        106,315

Net loss.....................                                   (221,070)

Other comprehensive loss:

   Currency translation
     adjustment..............                     (1,734)        (1,734)

Comprehensive loss...........

Conversion of Class B shares
   to Class A shares.........

Celebrity restricted stock
   options and awards........                                     1,219

Employee restricted
   stock awards..............            225                        225
                                    ------------ ------------- ------------
Balance at
   December 26, 1999.........             --      (4,665)      (115,045)

Net income...................                                    90,335

Other comprehensive income:
   Unrealized holding losses.                      (414)           (414)
   Currency translation
     adjustment..............                     (1,967)        (1,967)

Comprehensive income.........

Cancellation of Class A shares
Cancellation of Class B shares
Issuance of warrants in
   cancellation of Class A
   and B shares..............                                         1
Warrants issued for loan costs                                      325
Amortization of celebrity
   restricted stock options
   and awards..                                                   1,253
Issuance of  Class A shares..                                    12,857
Issuance of Class B shares...                                    30,000
                                    ------------ ------------- ------------
Balance at
   December 31, 2000.........         $   --     $(7,046)       $17,345
                                    ============ ============= ============

                   The accompanying notes are an integral part of these consolidated financial statements

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                    Fiscal            Fiscal            Fiscal
                                                                                     1998              1999              2000
                                                                                     ----              ----              ----
         CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................................        $(243,932)        $(221,070)        $  90,335
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .......................................           25,024            17,896            11,083
     Impairments of long lived assets ....................................          125,843           104,684            26,917
     Cumulative effect of change in accounting principle .................            5,984                --                --
     Amortization of discount on notes payable, debt
        issue costs and line of credit costs .............................            3,954             1,208               703
     (Gain) or loss on disposals of assets ...............................               --               918              (196)
     Amortization of celebrity and employee restricted stock
        options and awards ...............................................            8,736             1,444             1,253
     Minority interests ..................................................               --            (1,888)           (3,392)
     Equity in loss of unconsolidated affiliates .........................           11,022             8,093             4,673
     Extraordinary gain on debt forgiveness ..............................               --                --          (172,776)
     Gain on sale of subsidiary interest .................................               --            (6,723)           (4,309)
     Changes in assets and liabilities:
       Accounts receivable ...............................................            9,015             9,881             2,167
       Income taxes receivable ...........................................          (12,308)           12,308                --
       Inventories .......................................................           23,426             5,087             5,882
       Prepaid expenses and other assets .................................              811            (2,358)            3,418
       Deferred income taxes .............................................           20,032                --                --
       Accounts payable and accrued expenses .............................           (3,558)           31,327            10,332
       Deferred rentals ..................................................              820              (511)              221
       Deferred credits ..................................................           (8,800)           (1,690)              319
       Other, net ........................................................           (4,079)           (2,085)           (1,727)
                                                                                  ---------         ---------         ---------
         Net cash used in operating activities ...........................          (38,010)          (43,479)          (25,097)
                                                                                  ---------         ---------         ---------
         CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment .................................         (105,819)          (22,151)           (3,278)
     Proceeds from sale of subsidiary interests ..........................            2,250            19,404             2,000
     Purchase of restaurants from franchisees ............................           (2,521)               --                --
     Investment in affiliated entities ...................................           (2,749)               --                --
     Proceeds from sales of assets .......................................               --            23,789            30,854
     Other ...............................................................           (1,240)               --                --
                                                                                  ---------         ---------         ---------
                  Net cash provided by (used in) investing activities ....         (110,079)           21,042            29,576
                                                                                  ---------         ---------         ---------
         CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in restricted cash and investments ............................          (16,265)           10,862             1,415
    Net borrowing under revolving credit line ............................               --                --               112
    Proceeds from issuance of senior subordinated notes ..................          250,000                --                --
    Proceeds from issuance of common stock ...............................               --                --            30,000
    Proceeds from exercise of options ....................................               61                --                --
    Minority interest contribution .......................................               --             5,100                --
    Proceeds from issuance of notes payable ..............................           34,809             1,070             3,152
    Deferred financing costs .............................................          (11,163)               --                --
    Repayments of notes payable ..........................................          (73,003)          (25,813)          (47,816)
                                                                                  ---------         ---------         ---------
         Net cash provided by (used in) financing activities .............          184,439            (8,781)          (13,137)
                                                                                  ---------         ---------         ---------
EFFECT OF EXCHANGE RATES ON CASH .........................................              (13)              (65)              (71)
                                                                                  ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS .....................................................           36,337           (31,283)           (8,729)
CASH AND CASH EQUIVALENTS AT BEGINNING PERIOD ............................            9,089            45,426            14,143
                                                                                  ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................        $  45,426         $  14,143         $   5,414
                                                                                  =========         =========         =========

                   The accompanying notes are an integral part of these consolidated financial statements

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

         The Company has interests in various entities which are not majority owned or controlled. The Company uses the equity and cost methods to account for these interests (see Note 6).

         The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years ended December 27, 1998, December 26, 1999 and December 31, 2000 are herein referred to as "fiscal 1998", "fiscal 1999" and "fiscal 2000", respectively. Fiscal 1998 and 1999 are 52 week years. Fiscal 2000 is a 53 week year.

         Description of Business

         The Company's primary business is to operate distinctive entertainment-oriented restaurants along with merchandise shops. The Company currently operates under the Planet Hollywood, Official All Star Cafe, and Cool Planet brands. Direct revenues in the accompanying financial statements include sales of food, beverage and merchandise.

         In July 1997, the Company entered into a venture with AMC Entertainment, Inc. to develop, own and operate "Planet Movies By AMC", an integrated movie going, dining, and retail concept. The Company funded approximately $5,700 in fiscal 1999 towards the construction of the "Planet Movies by AMC" complex in Columbus, Ohio, which opened in July 1999. The Company owned 51% of the Ohio unit and, therefore, has consolidated its operations for fiscal 1999 and 2000. See Note 3 "Impairment of Long-Lived Assets, Restructuring and Reorganization Changes" regarding the current status of the venture.

         Cash and Cash Equivalents

         Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits, certificates of deposit and commercial paper. At December 31, 2000, the Company had $2,284 of cash restricted to use as collateral for borrowings and $1,704 of cash escrowed for bank guarantees. At December 26, 1999, the Company had $3,200 of cash restricted to use as collateral for letters of credit and $2,200 of cash escrowed for bank guarantees.

         Investments

         Marketable equity securities, which are included in investment in affiliated entities, are carried at fair market value with net unrealized gains and losses included in stockholders' equity.

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

         Goodwill

         The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill at December 26, 1999 and December 31, 2000 was $3,000 and $3,800, respectively.

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

         Revenue Recognition

         Food, beverage and merchandise revenues are recognized as the products are sold to customers. Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement, which is upon the opening of a franchise restaurant or merchandise shop. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts which are recognized as they are paid.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         Advertising and Promotional Costs

         All costs associated with advertising and promoting the Company's brands are expensed in the period incurred. Advertising expense for fiscal 1998, 1999 and 2000 totaled $7,500, $4,000, and $3,400, respectively.

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

         Options granted to non-employees are recorded at their estimated fair value at the date of grant and the expense recognized over the periods benefited, generally 3 to 5 years.

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

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         Options and warrants to purchase 4.2 million shares of common stock and
         0.9 million shares underlying convertible notes payable were not included as common stock equivalents in fiscal 2000 because the option and warrant exercise prices and the conversion price were greater than the average market price of the stock. Common stock equivalents have not been included in fiscal 1998 and 1999 per share calculations since the effect would be antidilutive.

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

         New Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 1999, the SEC issued frequently asked questions and answers about how the guidance in accounting standards and SAB 101 would apply to particular transactions. The Company believes that its current revenue recognition principles comply with SAB 101.

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not, to date, engaged in derivative or hedging activities and accordingly does not believe that the adoption of FAS No. 133 will have a material impact on its financial reporting and related disclosures. The Company will adopt FAS No. 133 as required by FAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         Reclassifications

         Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the fiscal 2000 presentation.

2.       Reorganization Results and Management's Plans

         The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred recurring losses from operations in fiscal 1998 and 1999, and on October 12, 1999 (the "Petition Date"), the Company and twenty-five of its domestic operating subsidiaries (the "Debtors") filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represented the interests of all unsecured creditors of the Debtors, was appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continued their business operations as debtors-in-possession. The Company's operating losses were primarily due to declines in comparative restaurant revenues, overall disappointing fiscal operating results, expenses due to the development of the now discontinued Sound Republic concept, and losses from major concepts such as Official All Star Cafe and Cool Planet.

         The Company attributed the decrease in revenues primarily to a decline in customer traffic resulting from increased competition in the theme dining industry and declines in tourism in several retail markets. There had likewise been a decline of significant promotional and specialty retail sales by the Company. The restaurant and retail merchandising industry was affected by (a) intense competition; (b) changes in consumer tastes; (c) international, national, regional and local economic conditions; and (d) patterns in tourist travel, among other factors.

         On November 8, 1999, the Debtors filed their Chapter 11 Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Prior to the Petition Date, the Company had negotiated an agreement in principle with an unofficial creditors' committee representing over two-thirds of the holders of its $250,000 12% senior subordinated notes payable. On December 13, 1999, the First Amended Disclosure Statement and the First Amended Joint Plan of Reorganization as of December 13, 1999 was filed with the Bankruptcy Court. The amended plan, as modified by the Bankruptcy Court (the "Plan"), was confirmed by the Bankruptcy Court on January 21, 2000.

         The Plan became effective on May 9, 2000 (the "Effective Date"). As of the Effective Date, the Company's $250,000 12% senior subordinated notes payable plus accrued interest of approximately $32,000 were satisfied through the issuance of a combination of $47,500 in cash, $60,000 of new secured PIK notes payable and approximately 3,000,000 shares of newly issued Class A Common Stock ("New Class A Common Stock"). In addition, related deferred financing costs of approximately $6,000 were written off. Other liabilities subject to compromise are paid through the issuance, or future issuance, of approximately $5,700 of new secured PIK notes payable and the payment, or future payment, of approximately $9,500 of cash. These transactions resulted in the Company recording an extraordinary gain on debt forgiveness of $172,776 for fiscal 2000. In addition, all existing common stock interests, options to acquire such interests, and all other equity securities were cancelled in exchange for 200,000 newly issued warrants in the reorganized Company. Each warrant entitles the holder to purchase one share of the Company's New Class A Common Stock at a price of $65.50 per share, exercisable within three years.

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

         An aggregate of 55,000 shares of the 999,999 shares of New Class B Common Stock withheld for celebrities were issued during fiscal 2000. The shares were valued at $236 based on the share price of the common stock issued under the Company's plan of reorganization. Compensation expense of $53 has been recorded during fiscal 2000 related to those shares.

         The Company has successfully restructured its indebtedness through its reorganization plan pursuant to Chapter 11 of the bankruptcy code as described above. During fiscal 1999 and 2000, certain underperforming restaurant units were closed, sold, franchised and/or licensed to restructure the Company's restaurant operations for profitability. Settlement agreements were effected for the resolution of associated lease termination claims. Corporate overhead has been reduced in conjunction with the newly downsized operations and management has effected other cost saving initiatives directed toward maximizing the profitability of the Company's restaurants. The Company is implementing a comprehensive revitalization program which includes a new menu, new merchandise, new retailing strategies, and operational improvement programs designed to increase guest counts, sales and profits. In addition, new celebrity arrangements have been entered into to promote the Company's entertainment based theme more effectively.

         The aforementioned revitalization program has produced positive comparative restaurant sales for the first quarter of 2001 for domestic Planet Hollywood restaurants. Management believes that the revitalization program combined with new promotional programs will result in further improvements in comparative restaurant sales and operating results. Further, management believes that the projected improvement in operations combined with funds available under the Company's credit agreements and the proceeds from selected asset sales can allow the Company to continue revitalization efforts and operations for the foreseeable future.

         The ultimate success of the Company's revitalization program and other operational improvements cannot be fully determined until the impact of the programs on the Company's summer peak season results can be assessed. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and classification of liabilities that would result from the inability of the Company to continue as a going concern.

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

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


3.       Impairment of Long-Lived Assets, Restructuring and Reorganization
         Charges

         The Company recorded charges totaling $139,000, $120,700, and $35,300 in fiscal 1998, 1999 and 2000, respectively, relating to the write-down of net assets associated with units closed, franchised or sold, the impairment of long lived assets, restructuring and severance costs, accelerated celebrity compensation costs and reorganization costs. The charges are as follows:

                                                             Official
                                                   Planet    All Star    Sound        Cool      Planet
                                                  Hollywood    Cafe     Republic     Planet     Movies    Corporate     Total
                                                  ---------    ----     --------     ------     ------    ---------     -----
         Fiscal 2000
         -----------
         Impairment of long lived assets .......  $  18,182  $      --  $      --   $      --  $   8,735  $      --   $  26,917
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Restructuring and reorganization costs:
              Professional fees and other
                 reorganization costs ..........         --         --         --          --         --      8,639       8,639
              Interest income during
                 reorganization period .........         --         --         --          --         --       (243)       (243)
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Total restructuring and
              reorganization costs .............         --         --         --          --         --      8,396       8,396
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------

         Total fiscal 2000 charges .............  $  18,182  $      --  $      --   $      --  $   8,735  $   8,396   $  35,313
                                                  =========  =========  =========   =========  =========  =========   =========
         Fiscal 1999
         Write-down of net assets
         associated with closed, franchised
         or sold units .........................  $  54,740  $     284  $      --   $     138  $      --  $  32,269   $  87,431
         Impairment of long lived assets .......     17,253         --         --          --         --         --      17,253
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
                                                     71,993        284         --         138         --     32,269     104,684
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Restructuring and reorganization costs:
              Lease termination costs for
                 units closed or not to be
                opened .........................      6,587      1,157       (505)        136         --         --       7,375
              Professional fees and other
                 reorganization costs ..........         --         --         --          --         --      7,207       7,207
              Interest income during
                reorganization period ..........         --         --         --          --         --       (100)       (100)
              Other costs associated with
                 unit closings .................         --         --         --          --         --      1,547       1,547
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Total restructuring and
           reorganization costs ................      6,587      1,157       (505)        136         --      8,654      16,029
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Total fiscal 1999 charges .............  $  78,580  $   1,441  $    (505)  $     274  $      --  $  40,923   $ 120,713
                                                  =========  =========  =========   =========  =========  =========   =========

         Fiscal 1998
         -----------
         Impairment of long lived assets .......  $  33,492  $  47,284  $  37,133   $   3,748  $      --  $   4,186   $ 125,843


         Celebrity stock option expense ........         --      4,746      1,445          --         --         --       6,191
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------

                                                     33,492     52,030     38,578       3,748         --      4,186     132,034
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Restructuring costs:
              Employee severance ...............         --         --         --          --         --      2,940       2,940
           Lease termination costs for units
           closed or not to be opened ..........        700        300      2,480          --         --        505       3,985
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Total restructuring costs .............        700        300      2,480          --         --      3,445       6,925
                                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------
         Total fiscal 1998 charges .............  $  34,192  $  52,330  $  41,058   $   3,748  $      --  $   7,631   $ 138,959
                                                  =========  =========  =========   =========  =========  =========   =========

         As a result of operating losses and projected future losses for certain of the Company's restaurant units and the Company's decision to focus its resources on the Planet Hollywood concept, the Company recorded fiscal 1998, 1999, and 2000 impairment of long lived asset charges of $125,800, $17,300, and $26,900 respectively, relating to certain under-performing domestic and foreign Planet Hollywood units as well as certain assets associated with the Company's Official All Star Cafe, Cool Planet, Sound Republic, and Plant Movies concepts. The Company considers continued and projected operating losses to be its primary indicators of potential impairment. An impairment was recognized as the future undiscounted cash flows

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         or appraised values were estimated to be insufficient to recover the related carrying value of the long lived assets. As a result, the carrying values of these assets were written down to their estimated fair values.

         Planet Hollywood Units. During fiscal 1998, 1999, and 2000, impairment charges of $33,500, $17,300, and $18,200, respectively, for Planet Hollywood units were recorded as the future undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying values of these assets. Lease termination costs totaling $700 were recorded in fiscal 1998 for two locations. Also included in the fiscal 1998 amount was a charge for the Company's Planet Hollywood Boston unit which was sold in 1999. During fiscal 1999, the Company closed sixteen Company owned Planet Hollywood units resulting in net asset write-offs of $31,400. An additional impairment charge of $18,100 was recorded in fiscal 1999 for three units which were closed during fiscal 2000. The unit closings resulted in lease termination costs of $6,600 for fiscal 1999. In addition to the unit closings, the Company franchised three Company owned units and sold two Company owned units during 1999 in exchange for nominal or no consideration. The franchise and sale transactions resulted in the Company recording net asset write-offs of $5,200. During fiscal 2000, the Company closed three additional units that had been written off in prior years.

         Official All Star Cafe Units. The Official All Star Cafe units were deemed impaired during fiscal 1998 due to the future undiscounted cash flows being insufficient to recover the related carrying values of these assets. Lease termination costs of $300 were recorded in fiscal 1998 for a site which will not be developed. As a result of the Company's decision to discontinue the funding of the expansion of this concept in 1998, the Company also recorded a $500 charge for the write-down of Official All Star Cafe trademark costs and a $4,700 charge was recorded to expense options granted to celebrities associated with the Official All Star Cafe units. During fiscal 1999, the Company closed or licensed certain Company owned units resulting in a net asset write-off of $300. The unit closings resulted in lease termination costs of $1,200 for fiscal 1999. During fiscal 2000, the Company closed one unit and franchised one unit, each of which had been written off in prior years. The Company intends to sell, franchise, license or joint venture certain Official All Star Cafe units in the future.

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

         Cool Planet Units. During fiscal 1998, a charge of $1,900 was recorded to write-down the assets associated with Cool Planet units. Additionally, the Company recorded an impairment of $1,800 for a prepaid celebrity promotional agreement associated with the Cool Planet concept. During fiscal 1999, one Company owned Cool Planet unit was closed resulting in an additional net asset write-off of $100. The unit closing resulted in lease termination costs of $100 for fiscal 1999.

         Planet Movies. During the second quarter of fiscal 2000, an impairment charge of $8,700 for the Company's Columbus, Ohio Planet Movies joint venture was recorded as the future undiscounted cash

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         flows for the venture were estimated to be insufficient to recover the related carrying value of the assets. In January 2001, the Company ceased operations of its Columbus, Ohio unit and terminated its Planet Movies by AMC joint venture arrangement. The termination of the joint venture resulted in the Company recording a gain of approximately $5,200 in January 2001.

         Corporate. In 1998, the Company's credit facility with SunTrust Bank, Central Florida, N.A. and other lenders was amended. The amendment required the Company to commence marketing its headquarters property in Orlando, Florida and its New York Times Square Hotel property. An impairment charge of $2,800 was recorded in fiscal 1998 on the headquarters property for the excess of the carrying value of the property over its fair value. During fiscal 1999, the Company sold its headquarters property for approximately $17,000. Immediately following the sale, the Company entered into a lease arrangement for the headquarters property with the purchaser for an annual lease payment of approximately $2,800 through 2014. In conjunction with the Company's decision to postpone any further development of its concepts, the closing or planned closings of its units and the planned sale of the New York Times Square Hotel property, impairment charges of $1,400 and $32,300 were recorded in fiscal 1998 and 1999, respectively, for impaired goodwill and fixed assets, costs incurred for sites that will not be developed, and various memorabilia items. Included in the 1999 impairment charge was $12.1 million of goodwill. In April 2000, the Company was able to finalize the sale of its New York Times Square Hotel property relating to the previously proposed Planet Hollywood Hotel, whereby the Company realized approximately $30 million, which approximated its carrying value at the time of sale. This sooner than anticipated closing eliminated the need for a previously anticipated $22 million bridge loan which was part of the Company's reorganization. The Company used the proceeds from the sale to fund payments to certain old creditors. In December 2000, the Company sold its 20% equity interest in the New York Times Square Hotel for $8,000 (see Note 6).

         In fiscal 1999 and 2000, the Company incurred approximately $7,200 and $8,600, respectively of legal and professional fees and other reorganization costs in connection with its restructuring and Chapter 11 filing. In addition, approximately $1,400 of other expenses were incurred related to the closing of the Company's units in fiscal 1999.

         A summary of restructuring cost activity follows:

                                                                                Lease
                                                                             Termination
                                                                           Cost for units                 Total
                                                      Employee              Closed or not             Restructuring
                                                      Severance             To be opened                  Costs
                                                      ---------              -----------                  -----
         Accrued at December 28, 1997               $       --              $      2,133              $    2,133
                  Expensed                               2,940                    3,985                    6,925
                  Paid                                  (1,445)                      --                   (1,445)
                                                    -----------              ----------               ----------
         Accrued at December 27, 1998                    1,495                    6,118                    7,613
                  Expensed                                  --                    7,375                    7,375
                  Paid                                  (1,495)                  (5,568)                  (7,063)
                  Notes Payable Issued                      --                     (980)                    (980)
                                                    ----------               ----------               ----------
         Accrued at December 26, 1999                       --                    6,945                    6,945
                  Paid                                      --                     (212)                    (212)
                  Restructuring forgiveness                 --                   (3,905)                  (3,905)
                                                    ----------               -----------              ----------
         Accrued at December 31, 2000               $       --               $    2,828               $    2,828
                                                    ==========               ==========               ==========

         As part of its reorganization, the Company eliminated 60, 48, and 58 positions in fiscal 1998, 1999, and 2000 respectively. Total costs paid to terminated employees in fiscal 1998 were approximately $1,400. Approximately $1,500 was accrued at December 27, 1998 for future severance payments and outplacement

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         services to be provided to these employees. As a result of the terminations, the Company closed several satellite offices. Approximately $500 was recorded as a reserve for lease termination costs associated with these offices in fiscal 1998.

         In accordance with the Company's plan of reorganization, an estimated $3,900 of accrued lease termination costs were forgiven in fiscal 2000.

4.       Liabilities Subject to Compromise

         The principal categories of claims classified as liabilities subject to compromise as of December 26, 1999 under reorganization proceedings are identified below.

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
                                                             ----------
                                                               $304,671

         As a result of the bankruptcy filing, no principal or interest payments were made on any pre-petition debt without bankruptcy court approval or until the Effective Date of the Plan. Contractual interest expense not recorded on the Old Notes totaled approximately $6,600 and $10,700, respectively for the periods from October 12, 1999 through December 26, 1999 and from December 27, 1999 through the Effective Date. See Note 2 "Reorganization Results" for a description of the resolution of liabilities subject to compromise in fiscal 2000.

5.       Property and Equipment

         The components of property and equipment are as follows:

                                                              December 26,              December 31,
                                                                1999                           2000
                                                                ----                           ----
         Leasehold improvements                                 $105,837                      $82,402
         Furniture and equipment                                  35,731                       26,485
         Memorabilia                                              28,269                       27,043
         Construction in progress                                    766                          750
                                                                 -------                     --------
                                                                 170,603                      136,680
         Less - accumulated depreciation                         (40,964)                     (41,385)
                                                               ---------                    ----------
                                                                $129,639                     $ 95,295
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

         In October 1999, the Company sold two Planet Hollywood restaurants in Canada for a nominal sales price resulting in a loss on the sale of approximately $500.

         In October 1999, the Company renegotiated the terms of a capital lease facility resulting in a lower monthly payment and a conversion of the lease into an operating lease. The capital lease assets of $3,500, net of the outstanding capital lease payable of $3,800, were written off resulting in a gain of $300.

         In October 1999, the Company sold its London, England Sound Republic unit resulting in a gain of approximately $1,600.

         On April 25, 2000, the Company sold its New York Times Square Hotel retail unit property for approximately $30,000. In December 1999, the Company had recorded an impairment charge of approximately $7,200 to reduce the carrying value of the property to the approximate sales price.

         In August 2000, the Company sold it's Dublin, Ireland Planet Hollywood restaurant resulting in a gain of approximately $800.

6.       Investment In Unconsolidated Affiliates

         The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity and cost methods. At December 26, 1999 and December 31, 2000, these affiliated companies and the percentage interest held by the Company consist of PH Asia (50% and 0%, respectively), ECE (20%), New York Hotel (20% and 0%, respectively), Planet Hollywood Japan (50%), PH Rome (0% and 50%, respectively), Planet Hollywood.com (0% and 80%, respectively), Planet Hollywood Asia.com (0% and 50%, respectively) and Star East Holdings LTD (0% and 6%, respectively).

         At December 26, 1999, the Company owned a 50% equity interest in PH Asia, which operates and franchises Planet Hollywood and Official All Star Cafe units in the Pacific Rim. The remaining interest in PH Asia was owned and controlled by Leisure Ventures Pte, Ltd., a Company shareholder. In 1999, PH Asia was recapitalized through the forgiveness of debt by the Company's joint venture partner and the forgiveness of approximately $5,400 of Company receivables due from PH Asia. The Company's rights and obligations under the joint venture agreement were altered as a result of the recapitalization. During fiscal 2000, PH Asia entered into a binding letter agreement pursuant to which Star Performance Development Limited, an affiliate of Magnetic Light Profits Limited (a Company shareholder), agreed to purchase one third of PH Asia's outstanding capital stock for approximately $4.0 million. The transaction closed in May 2000, reducing the Company's equity interest in PH Asia to 33% and resulting in a gain of $1,300. In September 2000, the Company entered into an agreement with Leisure Ventures and Star East Holdings Limited, the parent corporation to both Star Performance Development Limited and Magnetic Light Profits Limited, whereby both Leisure Ventures and the Company agreed to sell it's remaining equity interest in PH Asia to Star East in exchange for the issuance of approximately 12% of Star East's issued ordinary share capital, which is freely tradable on the Stock Exchange of Hong Kong Limited. The Company received 49,570,552 Star East shares representing approximately 6% interest when the transaction closed and recorded a gain on the transaction of $990.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         The Company owns a 20% equity interest in ECE, a Mexican company, which operates Planet Hollywood and Official All Star Cafe restaurants and retail units in Mexico, South America and the Caribbean.

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

         In December 1997, the Company entered into a joint venture to construct a 50 story, 550 room movie themed hotel in New York City's Times Square. The Company funded $5,000 of its anticipated initial investment of $7,000. In addition to participation in the hotel's profits through its 20% equity interest in the joint venture, the Company expected to receive a license fee for the use of the Planet Hollywood name and logo. In December 2000, the Company sold its 20% equity interest in the joint venture for $8,000, resulting in a gain of approximately $2,000. The Company received an initial cash payment of $2,000 under the sale agreement and will receive the remaining $6,000 of the sale price during fiscal 2001.

         In June 1998, the Company entered into a joint venture agreement with a related party for the sale and operation of the Planet Hollywood restaurant in Zurich, Switzerland. The Company recorded a gain of $1,000 on the transaction and retained a 50% interest in the restaurant. In fiscal 1999, the interest was sold to a third party for $1,900 resulting in a gain of approximately $900.

         In June 2000, the Company entered into a joint venture agreement with a related party for the purchase of a 50% interest in the Planet Hollywood restaurant in Rome, Italy. The Company forgave approximately $1,500 of receivables due from the related party and issued a note payable for $750 in exchange for the ownership interest in the venture.

         During fiscal 2000, the Company entered into a joint venture agreement with a third party for the development and operation of the Company's website, Planet Hollywood.com ("PH.com"). The Company contributed the use of its trademarks and tradenames for an 80% interest in the venture. Despite the Company's majority ownership interest, the Company does not have a controlling financial interest in the venture and therefore has accounted for the venture using the equity method of accounting.

         In May 2000, the Company formed another Singapore corporation, PlanetHollywoodAsia.com Pte Ltd. ("PHAsia.com"). PHAsia.com is owned 50% by the Company, 20% by Robert H. Lessin Venture Capital LLC ("RHL"), 20% by Good Learning Limited ("GLL") and 10% by Leisure Ventures Pte Ltd. RHL also owns 20% of PH.com. GLL is an affiliate of Magnetic Lights Profits Limited, one of the Company's stockholders. PHAsia.com received a royalty-free license from PH.com, pursuant to which PHAsia.com intends to develop foreign language websites similar to the website developed by PH.com. GLL has agreed to contribute to PHAsia.com such resources as may be necessary for the initial development and promotion of such websites.

         In February 2001, the Company received $2.0 million in connection with the redemption of the Company's 50% stock ownership interest in a Japanese company organized for the purposes of operating a Planet Hollywood restaurant in Tokyo, Japan. As a result of this transaction, Star East (Japan) Limited, an affiliate of Star East, obtained an 80% ownership interest in the Japanese company. KR-87, Ltd., an affiliate of Kingdom Planet Hollywood, Ltd, retained a 20% ownership interest. In addition, the Company entered into a new site franchise agreement relating to the development of a Tokyo Disneyland Planet Hollywood unit.

         Condensed financial information for affiliated companies accounted for by the equity method is as follows:

                  Balance Sheet Data:                                         1999           2000
                  -------------------                                          ----           ----
                     Current assets                                          $ 21,428       $ 15,150
                     Non-current assets                                        53,267         58,849
                                                                            ---------      ---------
                     Total assets                                            $ 74,695       $ 73,999
                                                                             ========       ========

                     Current liabilities                                     $ 16,409       $ 64,691
                     Other liabilities                                         60,528          9,669
                     Stockholders' equity (deficit)                            (2,242)          (361)
                                                                             ---------    -----------
                     Total liabilities and stockholders' equity (deficit)     $74,695       $ 73,999
                                                                              =======       ========

                  Operating Data:                               1998          1999            2000
                  ---------------                                ----          ----            ----

                     Revenue                                   $154,461      $114,467        $74,247
                     Operating income (loss)                     21,244       (38,793)       (14,992)
                     Net income (loss)                          (27,284)      (42,740)       (22,616)
                     Company's interest in net income (loss)    (11,022)       (8,093)        (4,673)

7.       Accrued Expenses

         Accrued expenses are summarized as follows:

                                                                            December 26,     December 31,
                                                                                1999             2000
                                                                                ----             ----
         Accrued interest                                                     $31,804            $1,595
         Accrued payroll and related benefits                                   6,470             4,646
         Accrued restructuring costs (Note 3)                                   6,945             2,828
         Accrued reorganization costs                                           3,600               332
         Accrued insurance                                                      1,739             2,657
         Accrued taxes                                                          1,807             2,310
         Other                                                                  8,494            13,335
                                                                             -------             ------
                                                                               60,859            27,703
         Accrued expenses included in liabilities subject to compromise       (39,752)               --
                                                                              --------       ----------
                                                                             $ 21,107          $ 27,703
                                                                             ========          ========

         See Note 4 for accrued liabilities included in liabilities subject to compromise at December 26, 1999.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


8.       Notes Payable

         Notes payable are summarized as follows:

                                                                            December 26,      December 31,
                                                                                1999             2000
                                                                                ----             ----
         12% senior subordinated notes due 2005                              $250,000       $        --
         PIK Notes payable:
           Related party                                                           --            24,003
           Other                                                                   --            42,298
         Term Loan payable                                                         --             4,000
         Note payable to bank                                                      --             2,200
         Other notes payable                                                    5,003             2,461
                                                                             --------          --------
                                                                              255,003            74,962
         Less current portion                                                    (214)           (4,023)
         Unamortized discount on PIK Notes payable                                 --            (4,559)
         Notes payable included in liabilities subject to compromise         (253,141)               --
                                                                             ---------     ------------
                                                                           $    1,648          $ 66,380
                                                                           ==========          ========

         In March 1998, the Company issued $250,000 12% senior subordinated notes due in 2005. These notes were included in the Company's reorganization and liabilities subject to compromise at December 26, 1999 (see Notes 2 and 4).

         As of the Effective Date of the plan of reorganization the Company entered into a $15,000 revolving credit facility (the "Working Capital Facility") with a third party company and a $10,000 term loan agreement ("Term Loan") with a company that is also a Company shareholder. The Working Capital Facility and the Term Loan expire in May 2002. Borrowings under the Working Capital Facility are collateralized by substantially all Company assets and bear interest at the prime rate plus 1% per annum (10.5% at December 31, 2000), payable monthly. Borrowings under the Term Loan are also collateralized by substantially all Company assets, subordinate to the Working Capital Facility collateralization, and bear interest at 14% per annum, payable monthly. Term Loan borrowings are convertible into Company Class A Common Stock at the election of the holder at $4.29 per share. As of December 31, 2000, outstanding borrowings under the Working Capital Facility and Term Loan were $112 and $4,000, respectively.

         In January 2001, the Company entered into a modification agreement (the "Modification Agreement") modifying the terms of the Working Capital Facility. Generally, the purpose of the Modification Agreement was to reduce the amount of the commitment under the Working Capital Facility to $7.0 million and to provide for the creation of a secondary credit facility of up to $3.0 million by an investor group led by the Company's Chairman and Chief Executive Officer. The creation of the secondary credit facility would serve to further reduce the lending commitment under the Working Capital Facility to $3.8 million. The lender has agreed to provide a borrowing base availability of approximately $7.0 million until March 28, 2001 and a reduced borrowing base availability of approximately $3.8 million after March 28, 2001, provided that a commitment letter be secured by January 26, 2001 and funding by March 28, 2001. On January 26, 2001, the Company accepted a commitment letter for the provision of the $3.0 million secondary credit facility, which closed on March 28, 2001.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         As a result of the Company's reorganization, PIK notes payable of $57,327, net of $5,224 of discounts, were issued to certain bondholders and creditors of the Company (See Note 2). A total of $22,645 of the gross PIK Notes were issued to a company which also became a shareholder as of the Effective Date. The PIK Notes are collateralized by substantially all the Company's assets and bear interest at 10% per annum, payable semi-annually on October 1 and April 1 each year through 2005, at which time the principal balance outstanding is due in full. The PIK Note agreements allow the Company to issue additional PIK Notes in lieu of cash for semi-annual interest payments, under certain conditions, through the April 2002 payment. The interest payment in the form of additional PIK Notes requires interest to be paid at 12.75% per annum. On October 1, 2000, additional PIK Notes of $3,750 were issued in lieu of cash representing the first semi-annual interest payment and has recorded accrued interest at a rate of 12.75% per annum as the Company anticipates exercising its option to pay interest subsequent to October 1, 2000 through the issuance of additional PIK notes. A Company shareholder received $1,358 of the total PIK Notes issued for accrued interest on October 1, 2000.

         In November 2000, the Company borrowed $2,200 from a bank under a note payable arrangement bearing interest at 8% per annum, collateralized by a Company certificate of deposit held with the bank. The balance was fully paid in January 2001.

         During fiscal 1998, 1999, and 2000, approximately $30,000, $27,400, and $7,200 respectively, was charged to interest expense and approximately $4,900 and $800 in fiscal 1998 and 1999, respectively, of interest was capitalized. No interest was capitalized in fiscal 2000.

         Aggregate principal amounts maturing in each of the five fiscal years subsequent to fiscal 2000 and thereafter are summarized as follows:

                  Fiscal
                  ------
                  2001                                $4,023
                  2002                                 4,000
                  2003                                    --
                  2004                                    --
                  2005                                62,492

9.       Stockholders' Equity

         Common Stock

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

         See Note 2 "Reorganization Results" for a description of common stock transactions in fiscal 2000.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         Stock Options

         During 1995, the Board of Directors adopted the 1995 Stock Option Award and Incentive Plan ("1995 Stock Plan"). The 1995 Stock Plan provided for up to 4,000,000 shares of Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Stock Plan was amended to provide for 5,000,000 shares of Class A common stock to be available. In May 1997, the 1995 Stock Plan was amended to provide for 6,000,000 shares of Class A common stock to be available. In October 1998, the 1995 stock Plan was amended to provide for 7,000,000 shares of Class A common stock to be available. Under the 1995 Stock Plan, options and/or stock appreciation rights could be granted to officers and employees of the Company, and certain of the Company's independent contractors, to purchase Class A common stock. During fiscal 1998, options to purchase 8,157,379 shares of Class A common stock were granted under the 1995 Stock Plan at the estimated fair market value at the date of grant. No options were granted during fiscal 1999. The options granted vested and were exercisable over a period of four years and expired five years from the date of grant. In December 1998, the Company canceled 5,104,694 options with an average exercise price of $11.80 and granted new options to the same individuals with an exercise price of $2.50.

         During 1995, the Board of Directors adopted the 1995 Celebrity Stock Option Award and Incentive Plan ("1995 Celebrity Plan"). The 1995 Celebrity Plan provided for up to 4,000,000 shares of the Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights. In October 1996, the 1995 Celebrity Plan was amended to provide for 6,000,000 shares of Class A Common Stock to be available. During 1998, options to purchase 951,166 shares of Class A common stock were granted under the 1995 Celebrity Plan at the estimated fair market value at the date of grant. No options were granted during fiscal 1999. In February 1998, the Company reset the exercise price of 400,000 options with an average exercise price of $16.14 to $7.50. In December 1998, the Company cancelled options to purchase 48,333 shares with an average exercise price of $12.54 and granted new options to the same celebrities with an exercise price of $2.50. These options vested and were exercisable over a period of four years and expired five years from the date of grant. During fiscal 1998, 1999, and 2000 approximately $3,000, $1,400, and $150, respectively, was charged to expense relating to the grants.

         All stock options outstanding were cancelled as of the Effective Date of the Plan (see Note 2). The following disclosure information reflects stock option information relevant to fiscal 1998 prior to the cancellation of the stock options. As a result of the cancellation of the Company's stock options at the Effective Date, a charge of $850 was recorded in fiscal 2000 for the remaining unamortized value associated with celebrity stock options granted in prior years. No options were granted or exercised under the now cancelled stock option plans during fiscal 1999 or fiscal 2000 through the Effective Date.

                                                              Employee Plan                   Celebrity Plan
                                                       -----------------------------   ---------------------------
                                                        Number     Weighted Avg.       Number     Weighted Avg.
                                                       Of Shares     Option Price      Of Shares    Option Price

         Outstanding at December 28, 1997               3,854,475       16.76          3,448,000          10.55
         Exercisable at December 28, 1997                 237,801                      1,082,655
         Granted during 1998                            8,157,379        5.33            951,166           8.62
         Canceled                                      (7,255,076)      11.00            (48,999)         12.54
         Exercised                                         (7,794)       7.86                 --
                                                     -------------                --------------
         Outstanding at December 27, 1998               4,748,984        5.73          4,350,167           9.35

         Exercisable at December 27, 1998                 216,689                      2,227,992
         Available for grant at December 27, 1998       1,725,346                      1,619,167

         As a result of the Company's reorganization, the Board of Directors adopted the 2000 Stock Award and Incentive Plan and 2000 Celebrity Stock Award and Incentive Plan during fiscal 2000. These plans

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         provide for up to an aggregate of 1,000,000 shares of Class A common stock to be available for issuance upon the exercise of options. No options have been granted under the 2000 Celebrity Stock Award and Incentive Plan. The following disclosure information reflects stock option information relevant to fiscal 2000:

                                                          2000 Stock Award and
                                                             Incentive Plan                    Non- Plan
                                                       -----------------------------   --------------------------
                                                        Number      Weighted Avg.      Number     Weighted Avg.
                                                       Of Shares    Option Price      Of Shares    Option Price

         Outstanding at Effective Date                         --    $     --                  --   $       --
         Granted during 2000                              483,250        2.38           3,400,000         4.75
         Cancelled                                        (77,750)       2.38                  --           --
                                                          --------                   ------------
         Outstanding at December 31, 2000                 405,500        2.38           3,400,000         4.75
         Exercisable at December 31, 2000                      --                       1,000,000

         During fiscal 2000, the Company granted fully vested Non-Plan options to purchase 250,000 and 750,000 shares of the Company's Class A common stock at $0.10 and $8.58 per share, respectively, to a celebrity. The options expire in May 2005. Compensation expense of $200 has been recorded in fiscal 2000 related to these options. Additionally, the Company granted Non-Plan options to purchase 2,000,000 shares to the Company's Chairman and Chief Executive Officer which vest upon the Company's stock price reaching $40 for three consecutive days. Other Non-Plan options vest 33% per year over a three year period.

         The following tables summarize the stock options outstanding at December 31, 2000:

                                                                                              Weighted
                                              Number               Weighted-Average            Average
           Range of Exercise              Outstanding at               Remaining              Exercise
                Prices                   December 31, 2000         Contractual Life             Price
         ---------------------           -----------------         ----------------          -----------
         Employees:

                     $   2.38                   405,500                    4.6                 $   2.38
         Non-Plan:

                     $    .10                   250,000                    4.4                 $    .10
         $  2.41  -  $   2.94                   400,000                    4.8                 $   2.80
                     $   4.29                 2,000,000                    4.4                 $   4.29
                     $   8.57                   750,000                    4.4                 $   8.57

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the 1995 Stock Plan, the 2000 Stock Award and Incentive Plan and Non-Plan options issued to employees. Had compensation cost for the 1995 Stock Plan, the 2000 Stock Award and Incentive Plan and the Non-Plan options issued to employees been determined based on the fair value at the date of grant for awards consistent with the provisions of FAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                                                         Fiscal             Fiscal          Fiscal
                                                                         1998                1999            2000
                                                                         ----                ----            ----
         Net income (loss) - as reported                              $(243,932)          $(221,070)       $ 90,335
         Net income (loss) - pro forma                                 (247,667)           (221,070)         89,512
         Basic and diluted earnings (loss) per share - as reported        (2.24)              (2.03)           1.99
         Basic and diluted earnings (loss) per share - pro forma          (2.27)              (2.03)           1.97

         The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 60% in fiscal 1998 and 2000; risk free interest rates of 5.06% in fiscal 1998 and 6.06% in fiscal 2000; and expected lives of 5 years for fiscal 1998 and 2000. The weighted-average fair value of options granted during the year was $1.73 for fiscal 1998 and $1.98 for fiscal 2000. No options were granted in fiscal 1999.

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

         In December 1995, the Company terminated a site franchise agreement of an existing franchisee and purchased the franchise rights to four undeveloped locations. The Company assumed certain liabilities and lease obligations relating to the four undeveloped locations. In consideration for the franchise rights, the Company agreed to pay the seller an amount equal to a multiple of each unit's first year profits less the costs to develop and open the site, as defined. The franchisee forfeited the nonrefundable initial franchise fees of $2,000 each for the four sites. During 1997, the Company recognized non-refundable franchise fees for two of the sites as no consideration was required to be paid to the seller under the terms of the purchase agreement. In fiscal 1999, the franchisee filed suit against the Company claiming that it owed significant additional amounts under the purchase agreement. In January 2000, the Company entered into a $7,000 settlement arrangement with the franchisee. In connection with this settlement, the Company included $4,000 of deferred credits in liabilities subject to compromise as of December 26, 1999 (see Note 4). During fiscal 2000 the Company paid $884 of cash and issued $1,612 of PIK notes as full payment of the settlement in accordance with the Bankruptcy Court approved plan of reorganization.

         The number of franchised units open in fiscal 1998, 1999 and 2000 were 38, 36, and 32 respectively.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


11.      Income Taxes

         The sources of income (loss) before income taxes are presented as follows:

                                                       Fiscal            Fiscal          Fiscal
                                                        1998              1999            2000
                                                        ----              ----            ----
         United States                               $(157,929)        $(178,178)        $94,395
         Foreign                                       (74,813)          (42,892)         (4,060)
                                                     ----------        ----------       ---------
         Income (loss) before taxes                  $(232,742)        $(221,070)        $90,335
                                                     ==========        ==========        =======

         The income tax provision (benefit) consists of the following:

                                                       Fiscal          Fiscal            Fiscal
         Current:                                      1998            1999              2000
                                                        ----            ----              ----
                  Federal                             $(16,153)       $     --          $     --
                  State and local                         (432)             --                --
                  Foreign                                1,759              --                --
                                                         -----        --------          --------
                                                      $(14,826)       $     --          $     --
                                                      =========       ========          ========
         Deferred:
                  Federal                             $ 14,026        $     --          $     --
                  State and local                          127              --                --
                  Foreign                                2,289              --                --
                                                         -----         -------           -------
                                                       $16,442        $     --          $     --
                                                       -------
                                                       $ 1,616        $     --          $     --
                                                      =========       ========          ========

         In 1998 and 1999, the Company recognized $200 and $32, respectively, of benefits for deductions from the exercise of employee stock options and the vesting of certain celebrity restricted stock awards. The benefits were recorded directly to capital in excess of par and are not reflected in the provision for income taxes.

         Income tax expense included in the financial statements is as follows:

                                                        Fiscal          Fiscal             Fiscal
                                                         1998            1999               2000
                                                         ----            ----               ----
         Continuing operations                          $5,206        $     --          $     --
         Change in accounting principle                 (3,590)             --                --
                                                        -------        -------           -------
                                                        $1,616        $     --          $     --
                                                        ======        ========          ========

         Deferred income taxes were recorded to reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes for December 27, 1998, December 26, 1999 and December 31, 2000.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                       December 26,             December 31,
         Deferred tax assets:                                            1999                      2000
                                                                          ----                      ----
                  Preopening costs                                        $ 7,814                    6,087
                  Fixed assets                                             23,672                      705
                  Deferred credits                                          4,265                    3,981
                  Accrued expenses & reserves                               8,387                    6,362
                  Inventory                                                 2,768                      687
                  Deferred rental expense                                   2,424                    3,586
                  Deferred compensation                                     4,116                       67
                  Net operating loss carryforwards                         86,687                   29,984
                  Capital loss carryforward                                 5,600                       --
                  Tax credit carryforwards                                 12,190                       --
                  Other                                                       799                      860
                                                                         --------                  -------
                                                                          158,722                   52,319
                  Valuation Allowance                                    (158,722)                 (52,319)
                                                                         --------                  --------
         Deferred tax liabilities                                              --                       --
                  Net deferred tax assets                                $     --                  $    --
                                                                         ========                  =======

         The valuation allowances of $159,000 for fiscal 1999 and $52,000 for fiscal 2000 were established for all deferred tax assets due to the uncertainty of sufficient taxable income in the future to utilize the deductible temporary differences and carryforwards. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance decreased in 2000 primarily due to a reduction in net operating loss carryforwards related to the cancellation of indebtedness of the Company upon emergence from bankruptcy and the Section 382 limitations discussed below.

         Reconciliation of the income tax provision to the tax provision computed by applying the federal statutory tax rate is as follows:

                                                                      Fiscal          Fiscal          Fiscal
                                                                       1998            1999            2000
                                                                       ----            ----            ----
         Federal statutory tax                                       $(81,460)       $ (77,375)      $ 31,617
         Nondeductible expenses                                           225            3,026          4,270
         Tax (benefit) of foreign operations                            3,808            2,202          3,128
         State and local income taxes, net of federal tax benefit        (198)               5             --
         Valuation allowance                                           82,831           72,142         21,457
         Nontaxable discharge of indebtedness                              --               --        (60,472)
                                                                     --------        ---------       ---------
         Total tax expense                                           $  5,206        $      --       $     --
                                                                     ========        =========       ========

         The amount of domestic net operating loss carryforwards at December 31, 2000 was $66,000. Of this amount, $4,300 was generated by certain subsidiaries prior to their acquisition and have expiration dates through the fiscal year 2011. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The remaining net operating loss of $61,700 will expire between 2018 and 2020. The net operating loss carryforwards have been reduced due to the cancellation of indebtedness income realized by the Company upon emergence from bankruptcy and the Section 382 limitations as discussed below.

         As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change under Internal Revenue Code Section 382. Under Section 382, the Company's ability to

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         offset income in each of the post-reorganization taxable years by its remaining net operating loss carryforwards is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before such change in control (taking into account for such calculation, however, any increase in value resulting from any surrender or cancellation of creditor's claims in connection with the
         Plan) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Based on this calculation, the Company's use of $26,000 of net operating loss carryforwards is limited to approximately $1,100 per year. Accordingly, the balance of the pre-ownership change net operating loss carryforwards in excess of the amounts available for utilization based upon the annual utilization limitation and the applicable net operating loss carryforward expiration dates have been eliminated. Likewise the foreign tax credit, general business credit, and alternative minimum tax credit carryforwards have been reduced to zero due to the change of ownership and limitations under Section 383. The ownership change under Section 382 will also result in limitations on the amount of built in losses and deductions which may be utilized by the Company.

         The amount of foreign net operating loss carry forwards at December 31, 2000 was $32,000, of which $23,000 have no expiration date and $9,000 expire between 2002 and 2010.

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

12.      Commitments and Contingencies

         Leases

         Future minimum lease payments under the terms of operating lease agreements at December 31, 2000 are as follows (actual dollars):

                  2001                                   $22,441
                  2002                                    22,669
                  2003                                    22,533
                  2004                                    22,279
                  2005                                    22,391
                  Thereafter                             258,396

         Rent expense approximated $49,200, $44,500, and $30,300 for fiscal 1998, 1999 and 2000, respectively. Rent expense for the Company's corporate headquarters building is offset by $400 and $1,200 of sublease rentals in fiscal 1999 and 2000. Included in fiscal 1998, 1999 and 2000 rent expense includes approximately $7,300, $3,000, and $2,200 respectively, of contingent rental payments.

         Litigation

         As a result of the Chapter 11 filing, all actions under litigation matters in progress during the Company's reorganization were stayed and jurisdiction over the resolution of these matters was transferred to the Bankruptcy Court. Claimants against the Company in those matters were treated as unsecured creditors and any claims were resolved, by the Bankruptcy Court, in conjunction with the Company's approved plan of reorganization.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


         In December 2000, certain sports celebrities surrounding the Official All Star Cafe concept filed a litigation case against the Company challenging the Company's rights to enforce certain promotional agreements. The celebrities asked that certain memorabilia be removed from the Company's Official All Star Cafe restaurants and that the Company discontinue any further use of their photographs or names. The Company has complied with the celebrities' demands without significant monetary damages or costs.

         The Company and its subsidiaries are potential and named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, if any, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on operations or cash flows.

13.      Related Party Transactions

         During fiscal 1998, the Company entered into three arrangements with a franchisee and Company shareholder relating to the formation and operation of three corporations to be owned equally by the Company and franchisee/shareholder. The corporations were to own and operate Planet Hollywood restaurants in Tokyo and Zurich and an Official All Star Cafe restaurant in London. The Company received $4,300 in cash and a note receivable for $1,000 from the sale of the Company's 50% interests in the corporations during fiscal 1998. The Company has suspended any development of a restaurant in London. The Company and its joint venture partner sold the Zurich Planet Hollywood restaurant in 1999 (see Note 6). In addition, the Company wrote off $1,500 of franchisee receivables from this franchisee.

         During fiscal 1999, the Company wrote off $2,300 of franchisee receivables due from ECE, a Mexican company in which the Company has a 20% interest. A director of the Company is a significant shareholder in ECE.

         Outstanding shares of the Company's Class B common stock aggregating 2,333,341 shares owned by the Holiest Trust are held of record by Lauren Investments Holdings Limited, as trustee of the Holiest Trust U/A/D 9/10/99, the beneficiaries of which are the children of the Company's Chairman of the Board and Chief Executive Officer. In accordance with the terms of the Plan of reorganization, 333,333 shares of the 2,333,341 have been withheld by the Company for future delivery to certain celebrities and other parties.

         In May 2000, the Company formed another Singapore corporation, PlanetHollywoodAsia.com Pte Ltd. ("PHAsia.com"). PHAsia.com is owned 50% by the Company, 20% by Robert H. Lessin Venture Capital LLC ("RHL"), 20% by Good Learning Limited ("GLL") and 10% by Leisure Ventures Pte Ltd. RHL also owns 20% of PH.com. GLL is an affiliate of Magnetic Lights Profits Limited, one of the Company's stockholders. PHAsia.com received a royalty-free license from PH.com, pursuant to which PHAsia.com intends to develop foreign language websites similar to the website developed by PH.com. GLL has agreed to contribute to PHAsia.com such resources as may be necessary for the initial development and promotion of such websites.

         The Company is party to a Note Purchase Agreement with Bay Harbour Management L.C. and certain other parties in connection with a $10 million standby term loan. In partial consideration for making such loan commitment, the Company issued to Bay Harbour Management L.C. warrants to purchase 200,000 shares of new Class A common stock at an exercise price of $4.29 per share until January 9, 2003. Pursuant to the terms of the Note Purchase Agreement, until the maturity date of the standby term loan, Bay Harbour shall have the right to convert any outstanding amount of the loan into shares of our Class A common stock, at $4.29 per share. One of the Company's directors has been a managing principal of Bay Harbour Management L.C. since 1996.

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


14.      Other Financial Data

         Geographic Segment Data

         Condensed financial information, summarized by geographic area, is as follows:

                                                United                        Other
                                                States        Europe          Areas           Corporate(1)    Total
         Revenues                    2000    $ 131,528        $ 44,432        $     --         $     --      $175,960
                                     1999      199,588          72,231           9,150               --       280,969
                                     1998      280,325          92,459          14,190               --       386,974

         Operating Income (Loss)     2000    $ (74,572)       $ (5,073)       $   (102)        $     --     $ (79,747)
                                     1999     (183,733)        (10,030)           (778)              --      (194,541)
                                     1998     (150,551)        (44,110)         (6,084)              --      (200,745)

         Identifiable Assets         2000    $ 112,381        $ 30,478        $     --         $  3,348     $ 146,207
                                     1999      180,479          42,794              --           11,668       234,941
                                     1998      340,606          92,344           7,835           31,842       472,627

(1)      Corporate assets include investment in unconsolidated affiliates.

         Direct Revenues and Cost of Sales

         Direct revenues and cost of sales are summarized as follows:

                                                              Fiscal           Fiscal            Fiscal
         Direct revenues:                                     1998             1999              2000
                                                             --------         --------          --------
              Food and beverage                              $259,644         $203,568          $127,285
              Merchandise                                     107,652           64,799            34,856
              Theatre                                              --            3,865             8,118
                                                             --------         --------          --------
                                                             $367,296         $272,232          $170,259
                                                             ========         ========          ========
         Cost of sales:
             Food and beverage                               $ 61,474         $ 51,932          $ 32,511
             Merchandise                                       49,400           22,589            15,916
             Theatre                                               --            2,043             4,240
                                                             --------         --------          --------
                                                             $110,874         $ 76,564          $ 52,667
                                                             ========         ========          ========

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


15.      Supplemental Cash Flow Information

         Supplemental disclosure of non cash                  Fiscal          Fiscal              Fiscal
         financing and investing activities:                  1998            1999                2000
                                                            ---------        ---------            -------
         Note payable issued for investment in
             affiliated entity                              $      --        $      --             $ 698
         Common stock warrants issued for loan
              costs                                                --               --               326
         Accounts receivable for sale of investment
              in affiliated entity                                 --               --             6,000
         Payment of accrued interest through
              issuance of PIK Notes                                --               --             3,939
         Common stock issued for the payment of senior
               subordinated notes payable                          --               --            12,857
         Recalls of notes payable to accrued expenses              --               --             2,161
         Currency translation adjustment for investment
               in affiliated entity                                --               --               240
         Unrealized holding losses for investments in
              affiliated entities                                  --               --               414
         Minority interest fixed asset addition                    --               --               180
         Reduction of property and equipment and accounts
                payable for landlord construction allowances       --            1,785                --
         Reclassification of liabilities subject to compromise     --          304,671                --
         Accounts payable relieved in asset disposal
                transactions                                       --            5,178                --
         Additions to property and equipment, construction
                 in process and other assets included in
             accounts payable and accrued  expenses             1,314               --                --
         Capital lease                                             --            3,815                --
         Receivable exchanged for stock in an affiliate           329               --                --

         Supplemental disclosure of cash flow information:

         Cash paid for interest, net of amount capitalized     18,464            1,038                --
         Cash paid for income taxes                             1,903               --                --

              PLANET HOLLYWOOD INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)


16.      Quarterly Data (Unaudited)

         Summarized quarterly data for 1999 and 2000 are as follows:

                                                                      Fiscal 1999 - Quarters Ended
                                                 ------------------------------------------------------------------
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

                                                                     Fiscal 2000 - Quarters Ended
                                                 ------------------------------------------------------------------
                                                   Mar. 26        June 25      Sept. 24      Dec. 31        Total
                                                   -------        --------     --------      -------        -----
         Revenues                                  $43,508        $45,418      $47,659      $39,375        $175,960
         Loss from operations                      (12,512)       (42,183)     (10,682)     (14,370)        (79,747)
         Net loss before extraordinary item        (13,314)       (38,894)     (11,978)     (18,255)        (82,441)
         Net income (loss)                         (13,314)       133,882      (11,978)     (18,255)         90,335
         Basic and diluted EPS -
          Net loss before extraordinary item       $ (0.12)       $ (0.72)     $ (1.20)     $ (1.83)       $  (1.81)
         Basic and diluted EPS -
           Net income(loss)                        $ (0.12)       $  2.48      $ (1.20)     $ (1.83)       $   1.99


         In the second quarter of fiscal 2000, the Company recorded an extraordinary gain on debt forgiveness of $172,776 related to its plan of reorganization (see Note 2) and a charge of $24,165 for asset impairments (see Note 3).

                      Planet Hollywood International, Inc.
      Financial Statement Schedule II -- Valuation and qualifying accounts


                                                                               Additions
                                          Balance Beginning of       Charged to
                                                 Period          Costs and Expenses       Other                          Balance
Allowance for uncollectible receivables                                                                 Deductions    End of Period
         Fiscal 1998                           $1,500,000            $3,756,000            $ --        $3,134,000(1)   $2,122,000
         Fiscal 1999                           $2,122,000            $8,075,000            $ --        $6,437,000(1)   $3,760,000
         Fiscal 2000                           $3,760,000               $ --               $ --         $715,000(1)    $3,045,000
----------------------------------------- ---------------------- ------------------- ----------------- ---------------------------

Tax Asset Valuation Allowance
         Fiscal 1998                           $1,925,000               $ --          $86,113,000(2)       $ --       $88,038,000
         Fiscal 1999                          $88,038,000               $ --          $70,684,000(2)       $ --      $158,722,000
         Fiscal 2000                         $158,722,000               $ --         (106,403,000)(2)      $ --       $52,319,000
----------------------------------------- ---------------------- ------------------- ----------------- ---------------------------

      (1)  Represents the write-off of specific accounts receivable.
      (2)  Represents the net change in the deferred tax asset valuation allowance effected primarily by the Company's net losses and income for each period presented.