Form 10-Q
period 2001-04-01
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2001-05-16
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

                                 Yes [X] No [ ]

         As of April 27, 2001, there were 3,000,001 shares of the registrant's Class A voting Common Stock outstanding and 7,000,023 of the registrant's Class B voting Common Stock outstanding.

                              PLANET HOLLYWOOD INTERNATIONAL, INC.

                                      INDEX

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets - April 1,
                     2001 and December 31, 2000...............................1

                     Condensed Consolidated Statements of Operations -
                     Thirteen Weeks ended April 1, 2001 and March 26, 2000....2

                     Condensed Consolidated Statements of Cash Flows -
                     Thirteen Weeks ended April 1, 2001 and March 26, 2000....3

                     Condensed Consolidated Statements of Changes in Stockholders' Equity - Thirteen Weeks ended April
                     1, 2001 and fiscal year ended December 31, 2000..........4

                     Notes to Condensed Consolidated Financial Statements.....5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................9

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk..............................................15


Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................16

         Item 2.  Exhibits and Reports on Form 8-K...........................16

         Item 5. Other Information...........................................16


SIGNATURES...................................................................18

                         PART I - FINANCIAL INFORMATION

                 PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       Stated in thousands of U.S. Dollars

                                                                                April 1,
                                                                                  2001              December 31,
                                                                               (unaudited)              2000
                                                                               -----------          ------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................     $   7,034             $   5,414
    Accounts receivable, net...............................................         1,953                 8,716
    Inventories............................................................         6,205                 7,964
    Prepaid expenses and other assets......................................         4,353                 3,673
                                                                                ---------             ---------
         Total current assets..............................................        19,545                25,767
Restricted cash and cash equivalents.......................................         1,883                 3,988
Property and equipment, net................................................        92,714                95,295
Goodwill, net..............................................................        12,371                12,577
Other assets, net..........................................................         4,442                 5,232
Investment in affiliated entities..........................................         1,005                 3,348
                                                                                ---------             ---------
         Total assets......................................................     $ 131,960             $ 146,207
                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities...............................     $  35,428             $  46,088
    Revolving credit line..................................................           503                   112
    Notes payable - current................................................         1,628                 4,023
                                                                                ---------             ---------
         Total current liabilities.........................................        37,559                50,223

Deferred rentals...........................................................         6,835                 7,280
Notes payable..............................................................        74,764                66,380
Deferred credits...........................................................         6,778                 4,979
                                                                                ---------             ---------
         Total liabilities.................................................       125,936               128,862

Stockholders' equity:
    Common stock - Class A.................................................            30                    30
    Common stock - Class B.................................................            70                    70
    Capital in excess of par value.........................................       332,410               332,314
    Accumulated deficit....................................................      (318,647)             (308,023)
    Accumulated other comprehensive loss ..................................        (7,839)               (7,046)
                                                                                ---------              --------
Total stockholders' equity.................................................         6,024                17,345
                                                                                ---------              --------
Total liabilities and stockholders' equity.................................     $ 131,960              $146,207
                                                                                =========              ========

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                 PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             Stated in thousands of U.S. dollars, except per share amounts


                                                                             Thirteen Weeks Ended
                                                                         April 1,             March 26,
                                                                           2001                 2000
                                                                         --------            ----------
Revenues..........................................................      $ 33,226             $   43,508
Cost and expenses:
    Cost of sales.................................................         9,603                 11,293
    Operating expenses............................................        27,610                 34,928
    General and administrative expenses...........................         4,083                  6,234
    Preopening costs..............................................            49                     --
    Depreciation and amortization.................................         2,481                  2,895
    Restructuring and reorganization charges......................            --                    670
    Impairment of long lived assets...............................           734                     --
                                                                        --------             ----------
                                                                          44,560                 56,020

Loss from operations..............................................       (11,334)               (12,512)
Non-operating expense (income):
    Interest expense (*)..........................................         3,224                    397
    Interest income ..............................................          (140)                    --
    Gain on dissolution of joint venture .........................        (5,180)                    --
    Equity in losses of unconsolidated affiliates.................         1,088                    900
    Minority interest and other...................................           298                   (495)
                                                                        --------             ----------
Net loss..........................................................      $(10,624)            $  (13,314)
                                                                        ========             ==========
Loss per share:
BASIC and DILUTED Net Loss........................................      $  (1.06)            $    (0.12)
                                                                        ========             ==========

BASIC and DILUTED Weighted Average Shares.........................        10,000                109,091
                                                                        ========             ==========

* As a result of the Company's bankruptcy filing in fiscal 1999, contractual interest expense of approximately $7,500 for the thirteen weeks ended March 26, 2000 was not recorded as required under Statement of Position 90-7.

           The accompanying notes are an integral part of these condensed consolidated financial statements.

             PLANET HOLLYWOOD INTERNATIONAL, INEC AND SUBSIDIAIRIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       Stated in thousands of U.S. Dollars

                                                                                          Thirteen Weeks Ended
                                                                                          April 1,      March 26,
                                                                                            2001          2000
                                                                                         -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES.................................................    $ (2,039)       $(5,206)
                                                                                          --------       --------
Cash flows from investing activities:
    Additions to property and equipment...............................................        (294)            --
                                                                                          --------       --------
NET CASH USED IN INVESTING ACTIVITIES.................................................        (294)            --
                                                                                          --------       --------
Cash flows from financing activities:
    Change in restricted cash.........................................................       2,105          1,493
    Proceeds from the issuance of notes payable and revolving credit lines............       1,985             --
                                                                                          --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............................................       4,090          1,493
                                                                                          --------       --------
EFFECT OF EXCHANGE RATES ON CASH......................................................        (137)           (34)
                                                                                          --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................       1,620         (3,747)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................       5,414         14,143
                                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................    $  7,034       $ 10,396
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

                                  Common Stock     Common Stock    Capital in  Comprehensive             Accumulated     Total
                                     Class A           Class B      Excess of    Income    Accumulated  Comprehensive  Stockholders'
                                Shares   Amount   Shares   Amount   Par Value     (loss)      Deficit       Loss         Equity
                                ------   ------   ------   ------   ---------     ------      -------       ----         ------
Balance at
   December 26, 1999.........  100,775  $ 1,008    8,316  $   84    $286,886                $(398,358)    $(4,665)    $ 115,045

Net income...................                                                $    90,335       90,335                    90,335

Other comprehensive income:
   Unrealized holding losses.                                                       (414)                    (414)         (414)
   Currency translation
     adjustment..............                                                     (1,967)                  (1,967)       (1,967)
                                                                             -----------
Comprehensive income ........                                                $    87,954
                                                                             ===========
Cancellation of Class A shares(100,775)  (1,008)                       1,008
Cancellation of Class B shares                            (8,316)        (84)         84
Issuance of warrants in
  cancellation of Class A
  and B shares................                                             1                                                  1
Warrants issued for loan costs                                                       325                                    325
Amortization of celebrity
  restricted stock options
  and awards.................                                          1,253                                              1,253
Issuance of Class A shares...    3,000       30                       12,827                                             12,827
Issuance of Class B shares...                      7,000      70      29,930                                             30,000
                                 -----  -------    -----  ------    -------- -----------    ---------     -------     ---------
Balance at
   December 31, 2000.........    3,000       30    7,000      70     332,314                 (308,023)    (7,046)        17,345

Net loss.....................                                                   $(10,624)     (10,624)                  (10,624)

Other comprehensive loss:
    Unrealized holding losses                                                                    (699)       (699)         (699)
    Currency translation adjustments                                                 (94)                     (94)          (94)
                                                                             -----------
Comprehensive loss...........                                                $   (11,417)
                                                                             ===========
Amortization of celebrity
  restricted stock options
  and awards.................                                             96                                                 96
                                 -----  -------    -----  ------    -------- -----------    ---------     -------     ---------
Balance at
   April 1, 2001 (unaudited).    3,000  $    30    7,000  $   70    $332,410                $(318,647)    $(7,839)    $   6,024
                                 =====  =======    =====  ======    ========                =========     =======     =========

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

         The information furnished herein reflects all adjustments (consisting of only normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2000. All amounts herein, except per share amounts, are in thousands unless otherwise stated.

         The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with current period presentation.

2.       Reorganization Results

         The Company has successfully restructured its indebtedness through a reorganization. During fiscal 1999 and 2000, certain underperforming restaurant units were closed, sold, franchised and/or licensed to restructure the Company's restaurant operations for profitability. Settlement agreements were effected for the resolution of associated lease termination claims. Corporate overhead has been reduced in conjunction with the newly downsized operation and management has effected other cost saving initiatives directed toward maximizing the profitability of the Company's restaurants. The Company is implementing a comprehensive revitalization program which includes a new menu, new merchandise, new retailing strategies, and operational improvement programs designed to increase guest counts, sales and profits. In addition, new celebrity arrangements have been entered into to promote the Company's entertainment based theme more effectively.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

         The aforementioned revitalization program has produced positive comparative restaurant sales for the first quarter of 2001 for domestic Planet Hollywood restaurants. Management believes that the revitalization program combined with new promotional programs will result in further improvements in comparative restaurant sales and operating results. Further, management believes that the projected improvement in operations combined with funds available under the Company's credit agreements and the proceeds from asset sales can allow the Company to continue revitalization efforts and operations for the foreseeable future. The ultimate success of the Company's revitalization program and other operational improvements cannot be fully determined until the impact of the programs on the Company's summer peak season results can be assessed.

3.   Investments

         In February 2001, the Company received $2,000 in connection with the redemption of the Company's 50% stock ownership interest in a Japanese company organized for the purposes of operating a Planet Hollywood restaurant in Tokyo, Japan. As a result of this transaction, Star East (Japan) Limited, an affiliate of Star East Holdings Ltd, obtained an 80% ownership interest in the Japanese company. KR-87, Ltd., an affiliate of Kingdom Planet Hollywood, Ltd., retained a 20% ownership interest. In addition, the Company entered into a new site franchise agreement relating to the development of a Tokyo Disneyland Planet Hollywood restaurant. Under the terms of the new franchise agreement the $2,000 received for the Company's stock ownership interest and an additional $2,000 received from KR-87, Ltd. in prior years represents a prepayment of future continuing fees to be earned by the Company based on sales from the Tokyo Disneyland restaurant subsequent to its opening.

4.  Licensing Agreement

         Subsequent to April 1, 2001, the Company entered into a license agreement (the "Agreement") with a company owned by a trust to benefit the family of the Company's Chairman and Chief Executive Officer and managed by a director of the Company. The Agreement calls for the Company to license four domestic Planet Hollywood and Official All Star Cafe' restaurants in exchange for a cash payment equal to the existing balances of restaurant cash funds, inventories and certain other assets of those restaurants as of May 7, 2001. During the first quarter 2001, the Company recorded a non-cash impairment charge of $734 related to the write-down of long-lived assets of one of the restaurants included in the Agreement.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

         Following the first six months of operations, the licensee is required to pay ongoing license fees equal to six percent of gross sales for food, beverage and merchandise in excess of an aggregate breakpoint as defined in the Agreement. The Agreement further provides that, once this breakpoint is exceeded, the licensee will begin paying memorabilia lease payments.

5. Joint Venture

         In January 2001, the Company ceased operations of its Columbus, Ohio unit and dissolved its Planet Movies by AMC joint venture arrangement. The dissolution of the joint venture resulted in the Company recording a gain of approximately $5,200 in January 2001.

6. Revolving Credit Facility

         The Company entered into two credit facility agreements aggregating $25,000 in fiscal 2000. In January 2001, the Company entered into a modification agreement (the "Modification Agreement") modifying the terms of its $15,000 credit facility. The Modification Agreement reduced the credit facility commitment to $3,800 and provided for the creation of a secondary credit facility of up to $3,000. On March 28, 2001, the Company closed on the secondary credit facility with a bank. The Company has written off $515 of deferred financing costs in connection with the modification agreement.

7. Other Comprehensive Loss

         In addition to net loss, comprehensive loss includes certain amounts recorded directly in equity. The components of comprehensive loss were as follows:

                                                        Thirteen Weeks Ended
                                                       April 1,       March 26,
                                                         2001            2000
Net loss............................................  $ (10,624)     $ (13,314)
Foreign currency translation adjustment.............        (94)          (674)
Net unrealized loss on available-for-sale-securities       (699)            --
                                                      ---------      ---------
Comprehensive loss..................................  $ (11,417)     $ (13,988)
                                                      =========      =========

         Accumulated other  comprehensive  loss is comprised of foreign currency
translation   adjustment  and  net  unrealized   losses  on   available-for-sale
securities.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

8.  Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         Options and warrants to purchase 4.2 million shares of common stock and
0.9 million shares underlying convertible notes payable were not included in the first quarter 2001 per share calculation since the effect would be antidilutive.

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

Results of Operations

         Thirteen weeks ended April 1, 2001 compared to thirteen weeks ended March 26, 2000.

         In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows.

                                                       Thirteen Weeks Ended
                                                    April 1,         March 26,
                                                     2001              2000
                                                   --------          --------
Revenues:
    Food & Beverage                                   77.4%             72.8%
    Merchandise                                       17.5%             16.4%
    Theatre                                            1.0%              3.7%
    Franchise, royalty, and other                      4.1%              7.1%
                                                   --------          --------
                                                     100.0%            100.0%

Certain Cost and expenses:
    Food and beverage cost of sales (a)               26.5%             24.9%
    Merchandise cost of sales (b)                     43.8%             36.8%
    Total - Cost of sales (c)                         30.1%             27.9%
    Operating expenses (c)                            86.6%             86.4%

--------------
(a)      As a percentage of food and beverage.
(b)      As a percentage of merchandise.
(c)      As a percentage of sales.

         Revenues. Total revenues decreased from $43.5 million for the thirteen weeks ended March 26, 2000 ("first quarter 2000") to $33.2 million for the thirteen weeks ended April 1, 2001 ("first quarter 2001"), a decrease of $10.3 million or 24%. The decrease in total revenues was primarily attributable to approximately $4.2 million of declines related to the closing of six restaurants in fiscal 2000, approximately $2.1 million of declines related to the Planet Movies by AMC joint venture dissolution and ceasing of operations of the Columbus, Ohio unit and a decrease in franchise revenues and specialty retail sales.

         Food and beverage sales and merchandise sales derived from Company-owned units, as well as theatre sales are referred to herein collectively as "Sales." Sales decreased 21.2% from $40.5 million for first quarter 2000 to $31.9 million for first quarter 2001. Food and beverage and merchandise sales decreases were $6.0 million and $1.3 million, respectively. The decrease in Sales was primarily due to the closing of six restaurants in fiscal 2000 and the Planet Movies by AMC joint venture dissolution. Food and beverage sales for units comprising the Company's same unit base were $26.1 million for first quarter 2000 compared to $25.1 million for first quarter 2001, a decline of $1.0 million. The decline in same unit food and beverage sales was primarily due to declines in customer traffic in the Company's foreign restaurants. Domestic unit same unit food and beverage sales increased from $17.6 million in first quarter 2000 to $18.3 million in first quarter 2001, an increase of 4%. The increase in domestic unit food and beverage sales resulted primarily from positive comparable same unit sales for the Company's newly relocated New York restaurant and effects of the Company's updated menu which was implemented in first quarter 2001. Merchandise sales for units comprising the Company's same unit base were $6.8 million for first quarter 2000 and $5.8 million for first quarter 2001, a decline of $1.0 million. The decline in same unit merchandise sales was primarily due to declines in customer traffic and merchandise capture rates.

         Costs and expenses. Food and beverage costs increased from 24.9% of food and beverage sales in first quarter 2000 to 26.5% in the first quarter 2001. The increase in food and beverage costs resulted from the initial costs involved with the rollout of the Company's new updated menu which began in first quarter 2001. Merchandise costs increased from 36.8% of merchandise sales in first quarter 2000 to 43.8% in first quarter 2001 primarily as a result of first quarter 2001 sales promotions and the introduction of new merchandise with lower margins. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $34.9 million in first quarter 2000 to $27.6 million in first quarter 2001. As a percentage of Sales, these costs increased from 86.4% of Sales in first quarter 2000 to 86.6% in first quarter 2001. This percentage increase was primarily due to the relatively fixed nature of unit operating costs in relation to lower sales volumes.

         General and administrative expenses decreased from $6.2 million in first quarter 2000 to $4.1 million in first quarter 2001. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during first quarter 2000.

         Depreciation and amortization. Depreciation and amortization expense decreased from $2.9 million in first quarter 2000 to $2.5 million in first quarter 2001. The decrease was primarily due to the decrease in depreciable assets as a result of impairment charges and the Company's closing of six restaurants in fiscal 2000.

         Restructuring and reorganization charges. Restructuring and reorganization charges were $0.7 million in first quarter 2000. There were no restructuring and reorganization charges in the first quarter 2001. In the first quarter 2000 the Company recorded professional and other fees and costs relating to its reorganization activities.

         Impairment of long lived assets. During first quarter 2001, the Company recorded an impairment of long lived assets charge of $0.7 million for a domestic restaurant that was licensed in May 2001. There were no impairment of long lived assets charges in the first quarter 2000.

         Interest expense. Interest expense increased from $0.4 million in first quarter 2000 to $3.2 million in first quarter 2001. Interest expense in the first quarter 2000 consists primarily of the amortization of debt issuance costs. Interest in the first quarter 2001 consists primarily of interest associated with the Company's restructured debt and a charge for the write-off of deferred financing costs associated with a restructured revolving credit line. As of May 9, 2000, the Company's $250,000 12% senior subordinated notes payable plus accrued interest of approximately $32,000 were satisfied through the issuance of a combination of $47,500 in cash, $60,000 of new PIK notes payable, and approximately 3,000,000 shares of newly issued Class A Common Stock.

         Interest income. Interest income was $0.1 million in first quarter 2001. Interest income of $0.2 million in the first quarter of 2000 was recorded as an offset to restructuring and reorganization charges.

         Gain on dissolution of joint venture. Gain on dissolution of joint venture of $5.2 million in first quarter 2001 resulted from a gain recognized on the January 9, 2001 dissolution of the Company's Planet Movies by AMC joint venture.

         Equity in losses of unconsolidated affiliates. Equity in losses of unconsolidated affiliates increased from $0.9 million in first quarter 2000 to $1.1 million in first quarter 2001. The first quarter 2000 losses represent the Company's portion of losses incurred by Planet Hollywood (Asia) Pte. Ltd., an entity formerly 50% owned by the Company. The first quarter 2001 losses represent the Company's portion of the losses incurred by ECE, an entity 20% owned by the Company.

         Earnings (loss) per share. Basic and diluted loss per share increased from $0.12 for first quarter 2000 to $1.06 for first quarter 2001. The increase in the loss per share was primarily due to the impact on weighted average shares of the cancellation of all common shares in connection with the Company's reorganization during May 2000. Had the Company's current capital structure been in place during the first quarter of 2000, the basic and diluted loss per share would have been $1.33.

Liquidity and Capital Resources

         Net cash used in operating activities for the thirteen weeks ended March 26, 2000 and the thirteen weeks ended April 1, 2001 was $5.2 million and $2.0 million, respectively. The primary use of cash was the funding of operations, offset by $6.0 million received from the sale of the Company's New York Hotel investment and $2.0 million received from the franchising of the Tokyo Disneyland Planet Hollywood location.

         Net cash used in investing activities for the thirteen weeks ended April 1, 2001 was $0.3 million. No cash was used in investing activities in the thirteen weeks ended March 26, 2000. The investing activities were primarily capital expenditures related to the relocation of the New York Times Square restaurant in fiscal 2000 and first quarter 2001.

         Net cash provided by financing activities for the thirteen weeks ended March 26, 2000 and the thirteen weeks ended April 1, 2001 was $1.5 million and $4.0 million, respectively. The primary sources of cash provided by financing activities was the reduction of restricted cash balances and the proceeds from the issuance of notes payable and revolving credit lines.

         During fiscal 2000, the Company successfully restructured its indebtedness through its reorganization. During fiscal 1999 and 2000, certain underperforming restaurant units were closed, sold, franchised and/or licensed to restructure the Company's restaurant operations for profitability. Settlement agreements were effected for the resolution of associated lease termination claims. Corporate overhead has been reduced in conjunction with the newly downsized operations and management has effected other cost saving initiatives directed toward maximizing the profitability of the Company's restaurants. The Company is implementing a comprehensive revitalization program which includes a new menu, new merchandise, new retailing strategies, and operational improvement programs designed to increase guest counts, sales and profits. In addition, new celebrity arrangements have been entered into to promote the Company's entertainment based theme more effectively.

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

         The Company believes, based on its projections, that current cash on hand, together with the funds available under its working capital facilities, the funds available under its $10.0 million standby term loan, and cash generated from certain asset sales will be sufficient to meet the Company's operating cash requirements, to pay interest and scheduled amortization on all outstanding indebtedness and to fund anticipated capital expenditures through 2001. Even with the completion of the plan of reorganization, however, the Company's ability to meet its debt service obligations, including the ability to refinance a portion of the 10% Secured Deferrable Interest Notes when they mature in 2005, will depend on a number of factors, including the Company's ability to generate positive operating cash flow, and there can be no assurance that targeted levels of operating cash flow will actually be achieved. The Company's ability to generate positive operating cash flow will depend upon consumer tastes, the success of marketing initiatives and other efforts by the Company to increase customer traffic in its restaurants, prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. The Company has never paid, and does not anticipate paying in the foreseeable future, any dividends on its common stock. The Company intends to retain all available cash to finance operations, development and growth of the company.

Other

         New Accounting Standards. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements The Company believes that its current revenue recognition principles comply with SAB 101.

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted FAS No. 133 as required by FAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in first quarter 2001. The Company has not, to date, engaged in derivative or hedging activities.

         Impact of Inflation and International Risks. Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates. A portion of the Company's sales comes from its international operations (See Note 14 to the Consolidated Financial Statements contained in the Company's Form 10-K for the fiscal year ended December 31,
2000). Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its subsidiaries are potential and named defendants in several lawsuits and claims arising in the ordinary course of business. In addition, as a result of the Company's Chapter 11 proceedings, which were completed in May 2000, all actions under its litigation matters were stayed and jurisdiction over the resolution of these matters were transferred to the Bankruptcy Court. Claimants against the Company in these matters were treated as unsecured creditors. Some claims of unsecured creditors remain in dispute and are the subject of ongoing litigation.

         While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have material adverse effect on the consolidated financial statements of the Company.

Item 2.  Exhibits and Reports on Form 8-K

b.  Reports on Form 8-K

         There were no reports on Form 8-K filed during the thirteen weeks ended April 1, 2001.

Item 5. Other Information

         On May 7, 2001, the Company entered into a license agreement (the "Agreement") with a company owned by a trust to the benefit of the family of Robert Earl, the Company's Chairman and Chief Executive Officer and managed by Thomas Avallone, a director of the Company. In February 2001, this transaction was approved by a majority of the Company's directors other than Mr. Earl and Mr. Avallone. The Agreement calls for the Company to license three Planet Hollywood restaurants and one Official All Star Cafe restaurant in exchange for cash payment equal to the existing balances of restaurant cash funds, inventories and certain other current assets of those restaurants as of the May 7, 2001 Agreement date. The restaurants involved were considered marginal or poor performers and had been identified as potential closure or disposition candidates in connection with the Company's fiscal 1999 and 2000 reorganization efforts. The Company believes the disposition of these locations will allow the Company to better focus its resources on core market Planet Hollywood restaurants. In addition, the Company's choice of a licensing arrangement serves to 1) eliminate ongoing loss obligations associated with these restaurants, 2) preserve the possibility for royalty revenue if the licensed locations become successful, 3) minimize possible brand image damage resulting from a multi-unit closure, and 4) avoid costs which would be incurred to close the locations.

         The term of the above license is twenty years with an automatic ten year renewal. In conjunction with the license the Company shall endeavor to assign, transfer or sublease the related leases to the licensee and the licensee shall use reasonable efforts to obtain a discharge of all obligations and guarantees under the leases. In the event the licensee is able to obtain such a discharge, the assets underlying the license shall have free and clear title. If the discharge is not obtained, the Company will retain a security interest in the assets to secure its obligations under the leases.

         Following the first six months of operations, the licensee is required to pay ongoing license fees equal to six percent of gross sales for food, beverage and merchandise in excess of an aggregate breakpoint. The Company determined the breakpoint with assistance from a third party financial advisory group and believes it is approximately reflective of the break-even point for these restaurants in the aggregate. The license agreement further provides that, once this breakpoint is exceeded, the licensee will begin paying memorabilia lease payments similar to other licensees and franchisees. The licensee has the option to purchase merchandise from the Company at terms that have historically been offered to other licensees and franchisees and, with respect to certain slow moving or obsolete merchandise, at such terms that have been historically offered to third parties in connection with the bulk sale of such merchandise.

         During April 2001, a company owned by a trust to the benefit the family of Mr. Earl and others and managed by Mr. Avallone, a director of the Company, purchased 43.99% of ECE. ECE is a franchisee of the Company and a Mexican publicly traded company that is also 20% owned by the Company. The transaction was effected through the purchase of capital stock from several minority shareholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANET HOLLYWOOD INTERNATIONAL, INC.



DATE:   May 16, 2001                    By: /s/ Robert Earl
                                            --------------------------
                                            Name: Robert Earl
                                            Its:  Chairman and Chief
                                                  Executive Officer

DATE:  May 16, 2001                     By: /s/ Christopher R. Thomas
                                            --------------------------
                                            Name: Christopher R. Thomas
                                            Its:  President, Chief
                                                  Financial Officer