Form 10-Q
period 2001-07-01
PLANET HOLLYWOOD INTERNATIONAL INC
filed 2001-08-20
CIK 1008597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001
OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to___________________

                         Commission File Number 00028230

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        59-3283783
  -------------------------------                     ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

                              8669 Commodity Circle
                             Orlando, Florida 32819
                             ----------------------
           (Address of principal executive office, including zip code)

                                 (407) 363-7827
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         As of July 31, 2001, there were 3,000,001 shares of the registrant's Class A voting Common Stock outstanding and 7,000,023 shares of the registrant's Class B voting Common Stock outstanding.

                      PLANET HOLLYWOOD INTERNATIONAL, INC.
                                      INDEX


Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - July 1, 2001
                  and December 31, 2000......................................1

                  Condensed Consolidated Statements of Operations
                  - Thirteen Weeks and Twenty-six Weeks ended
                  July 1, 2001 and June 25, 2000.............................2

                  Condensed Consolidated Statements of Cash Flow
                  - Twenty-six Weeks ended July 1, 2001 and
                  June 25, 2000..............................................3

                  Condensed Consolidated Statements of Changes in
                  Stockholders' Equity (deficit) - Twenty-six
                  Weeks ended July 1, 2001 and December 31, 2000.............4

                  Notes to Condensed Consolidated Financial Statements.......5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................8

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk.............................................17



Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................18

         Item 4.  Submission of Matters to a Vote of Security Holders.......18

         Item 6.  Exhibits and Reports on Form 8-K..........................18


SIGNATURES..................................................................19

                         PART I - FINANCIAL INFORMATION

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       Stated in thousands of U.S. Dollars

                                                                                 July 1,
                                                                                  2001              December 31,
                                                                               (unaudited)              2000
                                                                               -----------          ------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................     $   3,091             $   5,414
    Accounts receivable, net...............................................         1,584                 8,716
    Inventories............................................................         6,672                 7,964
    Prepaid expenses and other assets......................................         5,429                 3,673
                                                                                ---------             ---------
         Total current assets..............................................        16,776                25,767

Restricted cash and cash equivalents.......................................         1,890                 3,988
Property and equipment, net................................................        85,703                95,295
Goodwill, net..............................................................        12,166                12,577
Other assets, net..........................................................         4,170                 5,232
Investment in affiliated entities..........................................         1,132                 3,348
                                                                                ---------             ---------
         Total assets......................................................     $ 121,837             $ 146,207
                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities...............................     $  38,652             $  46,088
    Revolving credit line..................................................           523                   112
    Notes payable - current................................................         9,000                 4,023
                                                                                ---------             ---------
         Total current liabilities.........................................        48,175                50,223

Deferred rentals...........................................................         7,167                 7,280
Notes payable..............................................................        68,037                66,380
Deferred credits...........................................................         6,792                 4,979
                                                                                ---------             ---------
         Total liabilities.................................................       130,171               128,862

Stockholders' equity (deficit):
    Common stock - Class A.................................................            30                    30
    Common stock - Class B.................................................            70                    70
    Capital in excess of par value.........................................       332,506               332,314
    Accumulated deficit....................................................      (331,326)             (308,023)
    Accumulated other comprehensive loss...................................        (9,614)               (7,046)
                                                                                ---------             ---------
Total stockholders' equity (deficit).......................................        (8,334)               17,345
                                                                                ---------             ---------
Total liabilities and stockholders' equity (deficit) ......................     $ 121,837             $ 146,207
                                                                                =========             =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          Stated in thousands of U.S. dollars, except per share amounts


                                                         Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                         --------------------               ----------------------
                                                          July 1,     June 25,              July 1,       June 25,
                                                           2001        2000                  2001           2000
                                                           ----        ----                  ----           ----
Revenues............................................     $ 36,399    $  45,418              $ 69,625     $  88,919
Cost and expenses:
    Cost of sales...................................       10,152       12,351                19,755        23,644
    Operating expenses..............................       27,099       35,104                54,709        70,032
    General and administrative expenses.............        4,307        4,987                 8,390        11,221
    Depreciation and amortization...................        2,343        3,268                 4,824         6,163
    Preopening......................................           --           --                    49            --
    Restructuring and reorganization
         charges....................................           --        7,726                    --         8,396
    Impairment of long-lived assets.................        3,679       24,165                 4,413        24,165
                                                         --------    ---------              --------     ---------
                                                           47,580       87,601                92,140       143,621

Loss from operations................................      (11,181)     (42,183)              (22,515)      (54,702)
Non-operating expense (income):
    Interest expense (*)............................        2,775        1,231                 5,999         1,628
    Interest income.................................          (23)        (494)                 (163)         (494)
    Gain on dissolution of joint venture............           --           --                (5,180)           --
    Equity in (income) loss of unconsolidated
       affiliates...................................           --         (737)                1,088           163
    Minority interest and other.....................          314       (3,289)                  612        (3,784)
                                                         --------    ---------              --------     ---------
Loss before extraordinary item......................      (14,247)     (38,894)              (24,871)      (52,215)
Extraordinary gain on debt forgiveness..............       (1,568)    (172,776)               (1,568)     (172,776)
                                                         --------    ---------              --------     ---------
Net Income (loss)...................................     $(12,679)   $ 133,882              $(23,303)    $ 120,561
                                                         ========    =========              ========     =========
Income (loss) per share:
EARNINGS PER SHARE:
BASIC AND DILUTED
Loss before extraordinary item......................     $  (1.43)   $   (0.72)             $  (2.49)    $   (0.64)
Extraordinary gain on debt forgiveness..............          .16         3.20                   .16          2.12
                                                         --------    ---------              --------     ---------
Net Income (loss)...................................     $  (1.27)   $    2.48              $  (2.33)    $    1.48
                                                         ========    =========              ========     =========
BASIC AND DILUTED Weighted
    Average Shares..................................       10,000       53,930                10,000        81,511
                                                         ========    =========              ========     =========

* As a result of the Company's bankruptcy filing in fiscal 1999, contractual interest expense of approximately $3,200 and $10,700 for the thirteen and twenty-six weeks ended June 25, 2000, respectively, was not recorded as required under Statement of Position 90-7.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              PLANET HOLLYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                       Stated in thousands of U.S. Dollars



                                                                                         Twenty-six Weeks Ended
                                                                                         ----------------------
                                                                                         July 1,        June 25,
                                                                                           2001           2000
                                                                                        ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES.................................................  $  (6,033)     $ (11,944)
                                                                                        ---------      ---------
Cash flows from investing activities:
    Additions to property and equipment...............................................       (888)          (715)
    Proceeds from sales of property and equipment.....................................         --         30,000
                                                                                        ---------      ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES...................................       (888)        29,285
                                                                                        ---------      ---------
Cash flows from financing activities:
    Proceeds from issuance of notes payable...........................................      2,650             --
    Change in restricted cash.........................................................      2,098          3,695
    Issuance of common stock..........................................................         --         30,000
    Repayment of notes payable........................................................         --        (47,488)
                                                                                        ---------      ---------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES...................................      4,748        (13,793)
                                                                                        ---------      ---------
EFFECT OF EXCHANGE RATES ON CASH......................................................       (150)           (23)
                                                                                        ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................     (2,323)         3,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................      5,414         14,143
                                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................  $   3,091      $  17,668
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


                                      Common            Common
                                       Stock             Stock                                                             Total
                                      Class A           Class B     Capital in  Comprehensive             Accumulated  Stockholders
                                -----------------  ---------------   Excess of     Income    Accumulated Comprehensive     Equity
                                 Shares   Amount   Shares   Amount   Par Value     (loss)      Deficit        Loss        (Deficit)
                                 ------   ------   ------   ------  ----------- ------------ ----------- ------------- ------------
Balance at
  December 26, 1999..........   100,775   $1,008    8,316     $84    $286,886                $(398,358)      $(4,665)      $115,045

Net income...................                                                    $ 90,335       90,335                       90,335

Other comprehensive income:
   Unrealized holding losses.                                                        (414)                      (414)          (414)
   Currency translation
     adjustment..............                                                      (1,967)                    (1,967)        (1,967)
                                                                                 --------
Comprehensive income ........                                                    $ 87,954
                                                                                 ========
Cancellation of Class A shares (100,775)  (1,008)                       1,008
Cancellation of Class B shares                     (8,316)    (84)         84
Issuance of warrants in cancellation
  of Class A and B shares....                                               1                                                     1
Warrants issued for loan costs                                            325                                                   325
Amortization of celebrity restricted
  stock options and awards...                                           1,253                                                 1,253
Issuance of Class A shares...     3,000       30                       12,827                                                12,827
Issuance of Class B shares...                       7,000      70      29,930                                                30,000
                                  -----  -------    -----  ------    --------                ---------       -------       --------
Balance at
  December 31, 2000..........     3,000       30    7,000      70     332,314                 (308,023)       (7,046)        17,345

Net loss.....................                                                    $(23,303)     (23,303)                     (23,303)

Other comprehensive loss:
    Unrealized holding losses                                                        (572)                      (572)          (572)
    Currency translation
      adjustments............                                                     (1,996)                   (1,996)          (1,996)
                                                                                 --------
Comprehensive loss...........                                                    $(25,871)
                                                                                 ========
Amortization of celebrity
  restricted stock options
  and awards.................                                             192                                                   192
                                  -----  -------    -----  ------    --------                ---------       -------       --------
Balance at
  July 1, 2001 (unaudited)...     3,000  $    30    7,000  $   70    $332,506                $(331,326)      $(9,614)      $ (8,334)
                                  =====  =======    =====  ======    ========                =========       =======       ========

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

2.       Reorganization Results

         As of May 2000, the Company successfully restructured its indebtedness through a reorganization. During fiscal 1999, 2000, and 2001, certain underperforming restaurant units were closed, sold, franchised and/or licensed to restructure the Company's restaurant operations for profitability. Settlement agreements were effected for the resolution of associated lease termination claims. Corporate overhead has been reduced in conjunction with the newly downsized operation and management has effected other cost saving initiatives directed toward maximizing the profitability of the Company's restaurants. The Company continues to implement a comprehensive revitalization program which includes a new menu, new merchandise, new retailing strategies, and operational improvement programs designed to increase guest counts, sales and profits. In addition, new celebrity arrangements have been entered into to promote the Company's entertainment based theme more effectively.

         The aforementioned revitalization program produced positive comparative restaurant sales for the first and second quarter of 2001 for domestic Planet Hollywood restaurants. Management believes that the revitalization program combined with new promotional programs will result in further improvements in comparative restaurant sales and operating results. The ultimate success of the Company's revitalization program and other operational improvements cannot be fully determined until the impact of the programs on the Company's summer peak season results can be assessed.

3.       Impairment of Long-lived Assets

         During the second quarter 2001, the Company recorded a non-cash impairment charge of approximately $3,700 related to the write-down of long-lived assets of one domestic restaurant. An impairment was recognized as the future undiscounted cash flows for this restaurant was estimated to be insufficient to recover the related carrying value of the long-lived assets relating to the restaurant. As a result, the carrying value of these assets were written down to their estimated fair values, based on the Company's estimates of future discounted cash flows. In the second quarter of 2000, the Company recorded a charge of $24,165 for long-lived assets of one foreign and five domestic restaurants which were impaired.

4.       Investments

         In February 2001, the Company received $2,000 in connection with the redemption of the Company's 50% stock ownership interest in a Japanese company organized for the purposes of operating a Planet Hollywood restaurant in Tokyo, Japan. As a result of this transaction, Star East (Japan) Limited, an affiliate of Star East Holdings Ltd, obtained an 80% ownership interest in the Japanese company. KR-87, Ltd., an affiliate of Kingdom Planet Hollywood, Ltd., retained a 20% ownership interest. In addition, the Company entered into a new site franchise agreement relating to the development of a Tokyo Disneyland Planet Hollywood restaurant. Under the terms of the new franchise agreement, the $2,000 received for the Company's stock ownership interest and an additional $2,000 received from KR-87, Ltd. in prior years represents a prepayment of future continuing fees to be earned by the Company based on sales from the Tokyo Disneyland restaurant subsequent to its opening.

5.       Licensing Agreement

         On May 7, 2001, the Company entered into an agreement (the "Agreement") with a company owned by a trust to benefit the family of the Company's Chairman and Chief Executive Officer and managed by a director of the Company. The
Agreement calls for the Company to license four domestic Planet Hollywood and Official All Star Cafe restaurants in exchange for a cash payment equal to the existing balances of restaurant cash funds, inventories and certain other assets of those restaurants as of May 7, 2001. During the first quarter 2001, the Company recorded a non-cash impairment charge of $734 related to the write-down of long-lived assets of one of the restaurants included in the Agreement.

         Following the first six months of operations, the licensee is required to pay ongoing license fees equal to six percent of gross sales for food, beverage and merchandise in excess of an aggregate breakpoint as defined in the Agreement. The Agreement further provides that, once this breakpoint is exceeded, the licensee will begin paying memorabilia lease payments.

6.       Joint Venture

         In January 2001, the Company ceased operations of its Columbus, Ohio unit and dissolved its Planet Movies by AMC joint venture arrangement. The dissolution of the joint venture resulted in the Company recording a gain of approximately $5,200 in January 2001.

7.       Revolving Credit Facility

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

8.       Other Comprehensive Loss

         In addition to net loss, comprehensive loss includes certain amounts recorded directly in equity. The components of comprehensive loss were as follows:

                                                               Thirteen Weeks Ended
                                                             -----------------------
                                                                July 1,     June 25,
                                                                 2001        2000
Net loss..................................................   $ (12,679)   $  133,875
Foreign currency translation adjustment...................      (1,902)          148
Net unrealized loss on available-for-sale securities......         127            --
                                                             ---------    ----------
Comprehensive loss........................................   $ (14,454)   $  134,023
                                                             ==========   ==========

         Accumulated other  comprehensive  loss is comprised of foreign currency
translation   adjustment  and  net  unrealized   losses  on   available-for-sale
securities.

9.       Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         Options and warrants to purchase 4.2 million shares of common stock and
0.9 million shares underlying convertible notes payable were not included in the 2001 per share calculation since the effect would be antidilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. Such statements are forward-looking in nature and involve a number of risks and uncertainties. Consequently, actual results may differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the Company's ability to refinance or restructure outstanding indebtedness in order to address short and long term liquidity and cash flow needs; the impact of competitive products and pricing; changes in labor, equipment, food and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability, locations and terms of sites for development; acceptance of new guests of the Company's brands and concepts; success of the Company's franchisees and licensees and the manner in which they promote, operate and develop the Company's brands; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Results of Operations

         Thirteen weeks ended July 1, 2001 compared to thirteen weeks ended June 25, 2000.

         In summary, certain operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                     July 1,         June 25,
                                                      2001             2000
                                                    ---------        ---------
Revenues:
    Food & Beverage                                   76.8%             71.2%
    Merchandise                                       20.2%             19.9%
    Theatre                                             --%              4.1%
    Royalty, franchise fees and other                  3.0%              4.8%
                                                   -------           -------
                                                     100.0%            100.0%

Certain Cost and expenses:
    Food and beverage cost of sales (a)               26.1%             25.8%
    Merchandise cost of sales (b)                     39.0%             33.0%
    Total - Cost of sales (c)                         28.8%             28.6%
    Operating expenses (c)                            76.8%             81.3%


--------------
(a)      As a percentage of food and beverage sales.
(b)      As a percentage of merchandise sales.
(c)      As a percentage of Sales.

         Revenues. Total revenues decreased from $45.4 million for the thirteen weeks ended June 25, 2000 ("second quarter 2000") to $36.4 million for the thirteen weeks ended July 1, 2001 ("second quarter 2001"), a decrease of $9.0 million or 19.9%. The decrease in total revenues was attributable to approximately $4.5 million of declines related to the closing or licensing of seven restaurants subsequent to the beginning of second quarter 2000, a decline of approximately $3.4 million related to the Planet Movies by AMC joint venture dissolution and ceasing of operations of the Columbus, Ohio location, and $1.1 million of declines in other income primarily related to reduced promotional revenue.

         Food and beverage sales and merchandise sales derived from Company-owned restaurants, as well as theatre, are referred to herein collectively as "Sales." Sales decreased 18.3% from $43.2 million for second quarter 2000 to $35.3 million for second quarter 2001. The decrease in Sales was primarily due to the closing or licensing of seven restaurants during fiscal 2000 and 2001 and the Planet Movies by AMC joint venture dissolution. Food and beverage sales for all restaurants comprising the Company's same restaurant base were $27.6 million for second quarter 2000 compared to $27.3 million for second quarter 2001. Domestic same restaurant food and beverage sales, however, increased from $19.0 million in second quarter 2000 to $20.2 million in second quarter 2001. The increase in domestic restaurant food and beverage sales resulted primarily from positive comparable same restaurant sales for the Company's newly relocated New York restaurant and the effect of the Company's updated menu which was implemented in first and second quarters 2001. Merchandise sales for restaurants comprising the Company's same restaurant base were $7.8 million for second quarter 2000 and $7.2 million for second quarter 2001. The decline in same restaurant merchandise sales was primarily due to declines in customer traffic and merchandise capture rates.

         Costs and Expenses. Food and beverage costs increased from 25.8% of food and beverage sales in second quarter 2000 to 26.1% in second quarter 2001 due to the initial costs associated with the introduction of a new menu during first and second quarters in 2001. Merchandise costs increased from 33.0% of merchandise sales in second quarter 2000 to 39.0% in second quarter 2001. Merchandise costs were negatively impacted by a change in merchandise vendors in 2000, increased sales promotions during 2001, and the introduction of new merchandise with lower margins. Operating expenses, which consist primarily of labor, occupancy and other direct unit-level operating costs, decreased from $35.1 million in second quarter 2000 to $27.1 million in second quarter 2001 primarily as a result of the 2000 and 2001 restaurant closings and licensing, in addition to management's cost reduction efforts. As a percentage of Sales, these costs decreased from 81.3% of Sales in second quarter 2000 to 76.8% in second quarter 2001. This percentage decrease was primarily due to cost reduction efforts implemented in fiscal 2000 and first quarter 2001.

         General and administrative expenses decreased from $5.0 million in second quarter 2000 to $4.3 million in second quarter 2001 due to the restructuring and downsizing of the Company's corporate staff and facilities during fiscal 2000.

         Depreciation and Amortization. Depreciation and amortization expense decreased from $3.3 million in second quarter 2000 to $2.3 million in second quarter 2001. The decrease of $1.0 million was primarily due to the write-down of under-performing restaurant fixed assets and the closing or licensing of restaurants in fiscal 2000 and 2001.

         Restructuring and Reorganization Charges. In second quarter 2000, the Company recorded a provision of $7.7 million for the costs of legal and professional fees associated with its restructuring and reorganization. There were no restructuring and reorganization charges in the second quarter 2001.

         Impairment of Long-Lived Assets. As a result of operating losses incurred and projected future losses for certain of the Company's assets, the Company recorded impairment charges of $24.2 million and $3.7 million in second quarter 2000 and second quarter 2001, respectively.

         Interest Expense. Interest expense increased from $1.2 million in second quarter 2000 to $2.8 million in second quarter 2001. Interest expense in the second quarter 2000 consisted primarily of the amortization of debt issuance costs, which continued until the May 9, 2000 effective date of the Company's bankruptcy reorganization, and interest associated with the Company's newly restructured debt after May 9, 2000. Interest expense in the second quarter 2001 consists primarily of interest associated with the Company's newly restructured debt.

         Interest Income. Interest income decreased from $0.5 million in second quarter 2000 to $0.1 million in second quarter of 2001 due to a reduction of the Company's cash and cash equivalents balance between second quarter 2000 and second quarter 2001.

         Equity in Income (Losses) of Unconsolidated Affiliates. In second quarter 2000, the Company recorded income in unconsolidated affiliates of $0.7 million. The Company recognized $0.4 million of earnings reported by ECE, an entity 20% owned by the Company and 44% owned by a trust created for the benefit of Robert Earl, the Company's Chairman and Chief Executive Officer. The Company also recognized $1.3 million of income related to Planet Hollywood (Asia) Pte. Ltd.'s May 2000 sale of an equity interest to another affiliated party in second quarter 2000. That income was offset by $1.0 million of losses reported by Planet Hollywood (Asia) Pte. Ltd., in second quarter 2000.

         Minority Interests and Other. Minority interest and other decreased from $3.3 million in second quarter 2000 to ($0.3) million in second quarter 2001. In second quarter 2000, minority interest and other primarily consists of minority interest related to the Planet Movies by AMC joint venture. There was no minority interest in second quarter 2001 due to the dissolution of the Planet Movies by AMC joint venture on January 9, 2001.

         Extraordinary Gain on Debt Forgiveness. In second quarter 2000, the Company recorded an extraordinary gain on debt forgiveness of $172.8 million as a result of the Company's emergence from Chapter 11 bankruptcy reorganization. In second quarter 2001, a settlement agreement was effected for the resolution of an associated lease termination for one of the Company's foreign restaurants which closed in August 2000, and for which the Company recorded an extraordinary gain on debt forgiveness of $1.6 million.

Twenty-six weeks ended July 1, 2001 compared to twenty-six weeks ended June 25, 2000.

In summary, the operating results of the Company expressed as a percentage of total revenues (except where noted) were as follows:

                                                    Twenty-six Weeks Ended
                                                  --------------------------
                                                   July 1,        June 25,
                                                    2001             2000
                                                  ---------      ----------
Revenues:
    Food & Beverage                                 77.1%             72.0%
    Merchandise                                     18.9%             18.2%
    Theatre                                          0.5%              3.9%
    Royalty, franchise fees and other                3.5%              5.9%
                                                 --------          --------
                                                   100.0%            100.0%

Cost and expenses:
    Food and beverage cost of sales (a)             26.3%             25.3%
    Merchandise cost of sales (b)                   41.1%             34.7%
    Total - Cost of sales (c)                       29.4%             28.3%
    Operating expenses (c)                          81.4%             83.7%
-----------------
(a)      As a percentage of food and beverage sales.
(b)      As a percentage of merchandise sales.
(c)      As a percentage of Sales.

         Revenues. Total revenues decreased from $88.9 million for the twenty-six weeks ended June 25, 2000 to $69.6 million for the twenty-six weeks ended July 1, 2001, a decrease of $19.3 million or 21.7%. The decrease in total revenues was attributable to approximately $8.3 million of declines related to the closing or licensing of ten restaurants during fiscal 2000 and 2001, a decline of approximately $6.1 million related to the Planet Movies by AMC joint venture dissolution and ceasing of operations of the Columbus, Ohio location, $2.1 million of declines in consolidated same restaurant sales and $2.8 million of declines in other income primarily related to a $2.0 million fee received for the licensing of a domestic restaurant and $0.5 million of declines related to a promotional agreement.

         Sales decreased 19.7% from $83.6 million for the twenty-six weeks ended June 25, 2000 to $67.2 million for the twenty-six weeks ended July 1, 2001. The decrease in Sales was primarily due to the closing of six restaurants in fiscal 2000, the Planet Movies by AMC joint venture dissolution, the licensing of four restaurants early in the second quarter 2001 and a decline in sales in the restaurants comprising the Company's same restaurant base. Food and beverage sales for all restaurants comprising the Company's same restaurant base were $52.5 million for the twenty-six weeks ended June 25, 2000 compared to $50.9 million for the twenty-six weeks ended July 1, 2001. The decline in same restaurant food and beverage sales was primarily due to declines in customer traffic in the Company's foreign restaurants. Domestic same restaurant food and beverage sales increased from $35.4 million in the twenty-six weeks ended June 25, 2000 to $36.6 million in the twenty-six weeks ended July 1, 2001. The increase in domestic restaurant food and beverage sales resulted primarily from positive comparable same restaurant sales for the Company's newly relocated New York restaurant and the effect of the Company's updated menu which was implemented in first and second quarters 2001. Merchandise sales for restaurants comprising the Company's same restaurant base were $13.9 million for 2000 and $12.6 million for 2001. The decline in same restaurant merchandise sales was primarily due to declines in customer traffic and average spends.

         Costs and Expenses. Food and beverage costs were 25.3% of food and beverage sales in the twenty-six weeks ended June 25, 2000 and 26.3% in the twenty-six weeks ended July 1, 2001. The increase in food and beverage costs was due to the initial costs involved with the rollout of the Company's new updated menu which began in the first quarter 2001. Merchandise costs increased from 34.7% of merchandise sales in the twenty-six weeks ended June 25, 2000 to 41.1% in the twenty-six weeks ended July 1, 2001. Merchandise costs were negatively impacted by a change in merchandise vendors in 2000, increased sales promotions in 2001 and the introduction of new merchandise with lower margins. Operating expenses, which consist primarily of labor, occupancy and other direct unit operating costs, decreased from $70.0 million in the twenty-six weeks ended June 25, 2000 to $54.7 million in the twenty-six weeks ended July 1, 2001 primarily as a result of the 2000 and 2001 restaurant closings and management's cost reduction efforts. As a percentage of Sales, these costs decreased from 83.7% of Sales in the twenty-six weeks ended June 25, 2000 to 81.4% in the twenty-six weeks ended July 1, 2001 primarily due to the cost reduction efforts implemented by the Company in fiscal 2000 and first quarter 2001.

         General and administrative expenses decreased from $11.2 million in the twenty-six weeks ended June 25, 2000 to $8.4 million in the twenty-six weeks ended July 1, 2001. The decrease was due primarily to the restructuring and downsizing of the Company's corporate staff and facilities during fiscal 2000.

         Restructuring and Reorganization Charges. In the twenty-six weeks ended June 25, 2000, the Company recorded a reorganization charge of $8.4 million for the costs of legal and professional fees associated with the Company's restructuring. There were no restructuring and reorganization charges in the twenty-six weeks ended July 1, 2001.

         Depreciation and Amortization. Depreciation and amortization expense decreased from $6.2 million in the twenty-six weeks ended June 25, 2000 to $4.8 million in the twenty-six weeks ended July 1, 2001. The decrease of $1.4 million was primarily due to the write-down of under-performing restaurant fixed assets, the closing of six restaurants in fiscal 2000 and the licensing of four domestic restaurants in early second quarter 2001.

         Impairment of Long-Lived Assets. As a result of operating losses incurred and projected future losses for certain of the Company's assets, the Company recorded an impairment charge of $24.2 million in the twenty-six weeks ended June 25, 2000. In the twenty-six weeks ended July 1, 2001, the Company recorded an impairment of long lived assets charge of $4.4 million for a domestic restaurant that was licensed in May 2001 (see Note 4 to the condensed consolidated financial statements) and for another domestic restaurant that may not meet future operations projections.

         Interest Expense. Interest expense increased from $1.6 million in the twenty-six weeks ended June 25, 2000 to $6.0 million in the twenty-six weeks ended July 1, 2001. As a result of the Company's bankruptcy filing in 1999 and through May 9, 2000, contractual interest expense of approximately $17.2 million associated with the Company's then outstanding $250 million senior subordinated notes for the twenty-six weeks ended June 25, 2000 was not recorded. Interest expense for the twenty-six weeks ended June 25, 2000 consists primarily of the amortization of debt issuance costs and interest associated with the Company's newly restructured debt after May 9, 2000. Interest expense for the twenty-six weeks ended July 1, 2001 consists primarily of interest associated with the Company's restructured debt and a charge for the write-off of deferred financing costs associated with a modified revolving credit line.

         Interest Income. Interest income decreased from $0.5 million in the twenty-six weeks ended June 25, 2000 to $0.2 million in the twenty-six weeks ended July 1, 2001. The decrease is due to a reduction of the Company's cash and cash equivalents balance between the twenty-six weeks ended June 25, 2000 and the twenty-six weeks ended July 1, 2001.

         Gain on Dissolution of Joint Venture. Gain on dissolution of joint venture of $5.2 million in the twenty-six weeks ended July 1, 2001 resulted from a gain recognized on the January 9, 2001 dissolution of the Company's Planet Movies by AMC joint venture.

         Equity in Income (Losses) of Unconsolidated Affiliates. Equity (loss) in unconsolidated affiliates increased from a loss of ($0.2) million in the twenty-six weeks ended June 25, 2000 to a loss of ($1.1) million in the twenty-six weeks ended July 1, 2001. The Company recognized $0.4 million of earnings reported by ECE, an entity 20% owned by the Company and 44% owned by a trust created for the benefit of Robert Earl, the Company's Chairman and Chief Executive Officer. The Company also recognized $1.3 million of income related to Planet Hollywood (Asia) Pte. Ltd.'s May 2000 sale of an equity interest to another affiliated party, during the twenty-six weeks ended June 25, 2000. That income was offset by $1.9 million of losses reported by Planet Hollywood (Asia) Pte., Ltd. The loss for the twenty-six weeks ended July 1, 2001 relates to the Company's portion of net losses incurred by ECE.

         Minority Interests and Other. Minority interest and other decreased from $3.8 million in the twenty-six weeks ended June 25, 2000 to ($0.6) million in the twenty-six weeks ended July 1, 2001. Minority interest and other for the twenty-six weeks ended June 25, 2000 primarily consists of minority interest related to the Planet Movies by AMC joint venture. There was no minority interest in the twenty-six weeks ended July 1, 2001 due to the dissolution of the Planet Movies by AMC joint venture on January 9, 2001.

         Extraordinary Gain on Debt Forgiveness. In the twenty-six weeks ended June 25, 2000 the Company recorded an extraordinary gain on debt forgiveness of $172.8 million as a result of the Company's emergence from Chapter 11 bankruptcy reorganization. In the twenty-six weeks ended July 1, 2001 a settlement agreement was effected for the resolution of an associated lease termination for one of the Company's foreign restaurants which closed in August 2000, and for which the Company recorded an extraordinary gain on debt forgiveness of $1.6 million.

Liquidity and Capital Resources

         Net cash used in operating activities in the twenty-six weeks ended June 25, 2000 and the twenty-six weeks ended July 1, 2001 was $11.9 million and $6.0 million, respectively. The primary use of cash for the twenty-six weeks ended July 1, 2001 was the funding of operations, offset by $6.0 million received from the sale of the Company's New York Hotel investment and $2.0 million received from the franchising of the Tokyo Disneyland Planet Hollywood location.

         Net cash provided by (used in) investing activities in the twenty-six weeks ended June 25, 2000 and the twenty-six week period ended July 1, 2001 was $29.3 million and ($0.9) million, respectively. During the twenty-six weeks ended June 25, 2000, the Company sold its New York Times Square Hotel property for approximately $30.0 million. Investing activities for the twenty-six weeks ended July 1, 2001 were primarily capital expenditures related to the relocation of the New York Times Square restaurant in fiscal 2000. Capital expenditures for the twenty-six weeks ended June 25, 2000 and the twenty-six weeks ended July 1, 2001 were $0.7 million and $0.9 million, respectively.

         Net cash provided by (used in) financing activities in the twenty-six weeks ended June 25, 2000 and for the twenty-six weeks ended July 1, 2001 was ($13.8) million and $4.7 million respectively. The cash used in financing activities for the twenty-six weeks ended June 25, 2000 was primarily a result of the repayment of notes payable of $47.5 million, offset by the issuance of common stock for $30.0 million and the reduction of restricted cash balances. The cash provided by financing activities for the twenty-six weeks ended July 1, 2001, was primarily a result of the issuance of notes payable and the reduction of restricted cash balances.

         As of May 2000, the Company successfully restructured its indebtedness through its reorganization. During fiscal 1999, 2000, and 2001, certain underperforming restaurant units were closed, sold, franchised and/or licensed to restructure the Company's restaurant operations for profitability. Settlement agreements were effected for the resolution of associated lease termination claims. Corporate overhead has been reduced in conjunction with the newly downsized operations and management has effected other cost saving initiatives directed toward maximizing the profitability of the Company's restaurants. The Company continues to implement a comprehensive revitalization program which includes a new menu, new merchandise, new retailing strategies, and operational improvement programs designed to increase guest counts, sales and profits. In addition, new celebrity arrangements have been entered into to promote the Company's entertainment based theme more effectively.

         The aforementioned revitalization program produced positive comparative restaurant sales for domestic Planet Hollywood restaurants in fiscal 2001.
Management believes that the revitalization program combined with new promotional programs will result in further improvements in comparative restaurant sales and operating results. However, management also believes that the cash flow from projected improvements in operations, combined with funds available under the Company's credit agreements need to be supplemented to allow the Company to continue revitalization efforts, lease restructurings, and operations for the foreseeable future. In order to address this concern, the Company is evaluating possible financing alternatives that would restructure the Company's current indebtedness and infuse cash into the Company.

Such financing alternatives may involve issuing additional equity in connection with any restructuring transaction. Notwithstanding the Company implementing any such financing alternative, the Company's ability to meet its debt service obligations, including the ability to refinance a portion of the 10% Secured Deferrable Notes when they mature in 2005, will depend on a number of factors, including the Company's ability to generate positive operating cash flow, and there can be no assurance that targeted levels of operating cash flow will actually be achieved. The Company's ability to generate positive operating cash flow will depend upon consumer tastes, the success of marketing initiatives and other efforts by the Company to increase customer traffic in its restaurants, prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. The Company has never paid, and does not anticipate paying in the foreseeable future, any dividends on its common stock. The Company intends to retain all available cash to finance operations, development and growth of the company.

Other

         New Accounting Standards. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement of Financial Accounting Standards No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Statement of Financial Accounting Standards No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing the amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its subsidiaries are potential and named defendants in several lawsuits and claims arising in the ordinary course of business. In addition, as a result of the Company's Chapter 11 bankruptcy reorganization proceedings, which were completed in May 2000, all actions under its litigation matters were stayed and jurisdiction over the resolution of the then-pending matters was transferred to the Bankruptcy Court. Claimants against the Company in those matters were treated as unsecured creditors. Some claims of unsecured creditors remain in dispute and are the subject of ongoing litigation.

         While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through issuance or otherwise, will not have material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 25, 2001, in New York, New York. At this meeting, Thomas Avallone, Robert Earl and Christopher Thomas were re-elected as directors of the Company to serve three-year terms. The voting was as follows:

         Election of directors:
                                                                Against or
                                                 For        Withhold Authority
                                             ----------------------------------
Thomas Avallone...........................     4,800,019        2,200,004
Robert Earl...............................     4,800,019        2,200,004
Christopher Thomas........................     4,800,019        2,200,004


         The Company's other directors whose term of office continues are:

                    Steven Grapstein                  Douglas P. Teitelbaum
                    Mustafa Al Hejailan               Phillip Wong
                    Ed Rogers

Item 6.  Exhibits and Reports on Form 8-K

         b.       Reports on Form 8-K

         There were no reports on Form 8-K filed during the thirteen weeks ended July 1, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PLANET HOLLYWOOD INTERNATIONAL, INC.



DATE:  August 20, 2001              By:     /s/ Robert Earl
                                       -----------------------------------------
                                       Name: Robert Earl
                                       Its: Chairman and Chief Executive Officer



DATE:  August 20, 2001              By:    /s/ Christopher R. Thomas
                                       -----------------------------------------
                                       Name: Christopher R. Thomas
                                       Its:  President, Chief Financial Officer